Form 10-Q
period 2025-06-30
TXNM ENERGY INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2025-08-01
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of July 25, 2025, 105,378,979 shares of common stock, no par value per share, of TXNM were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of July 25, 2025, was 39,117,799 all held by TXNM (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of July 25, 2025, was 6,358 all held indirectly by TXNM (and none held by non-affiliates).

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
2025 Rate Request	PNM’s request for a general increase in electric rates filed with the NMPRC on June 14, 2024 using a FTY beginning July 1, 2025
2028 Resource Application	PNM’s November 22, 2024 application with the NMPRC for approval of resources to be available for the 2028 summer peak
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc. until the completion of its sale on September 30, 2024 to Basalt Infrastructure Partners LLC
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
Blackstone Infrastructure	Blackstone Infrastructure Partners L.P.
Board	Board of Directors of TXNM
CAA	Clean Air Act
CAISO	California Independent System Operator
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCS	Carbon Capture and Storage/Sequestration
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
Community Solar Act	Senate Bill 84 effective June 18, 2021
Convertible Notes	TXNM’s $550.0 million junior subordinated convertible notes issued on June 10, 2024 and June 21, 2024
COVID-19	Novel coronavirus global pandemic
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
EEI	Edison Electric Institute, an association representing all U.S. investor-owned electric companies
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
Energy Transition Charge(s)	Rate rider established to collect non-bypassable customer charges for repayment of the ETBC I Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA(s)	Energy Storage Agreement(s)
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
ETBC I Securitized Bonds	On November 15, 2023, ETBC I issued $343.2 million aggregate principal amount of its senior secured energy transition bonds, Series A in two tranches
EUEA	The New Mexico Efficient Use of Energy Act
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FMB	First Mortgage Bond
Four Corners	Four Corners Power Plant
Four Corners CSA	Four Corners’ coal supply contract with NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause

FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
Grid Modernization Plan	PNM’s NMPRC approved plan for grid modernization that includes investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act of 2022
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of TXNM pursuant to the Merger Agreement, with TXNM surviving as a direct, wholly-owned subsidiary of Parent (an affiliate of Blackstone Infrastructure Partners L.P.)
Merger Agreement	The Agreement and Plan of Merger, dated May 18, 2025, by and among TXNM, Parent, and Merger Sub
Merger Sub	Troy Merger Sub Inc., a New Mexico corporation, direct subsidiary of Parent and affiliate of Blackstone Infrastructure Partners L.P., which will merge with and into TXNM at the Effective Time of the Merger
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
New Mexico Wind	New Mexico Wind Energy Center
NM	New Mexico
NM 2015 Rate Case	Request for a General Increase in Electric Rates Field by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, previously owned 50% each by PNMR Development and AEP OnSite Partners, LLC (“AEP OnSite Partners”)
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OBBBA	One Big Beautiful Bill Act of 2025
OCI	Other Comprehensive Income
OMB	Office of Management and Budget
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Parent	Troy ParentCo LLC, a Delaware limited liability company and an affiliate of Blackstone Infrastructure Partners L.P.
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PEP	Performance Equity Plan

PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2024 Term Loan	PNM’s $200.0 million term loan that matures on November 10, 2025
PNM 2025 Term Loan	PNM’s $195.0 Million Unsecured Term Loan issued on January 21, 2025
PNM April 2025 Note Purchase Agreement	PNM’s agreement for sale of PNM’s April 2025 SUNs
PNM April 2025 SUNs	PNM’s $300.0 million Senior Unsecured Notes issued on April 23, 2025
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of TXNM
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP(s)	Retail Electricity Provider
RFP	Request for Proposal
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	TNMP’s System Resiliency Plan
SUNs	Senior Unsecured Notes
TCJA	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP 2024 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP 2024 Bond Purchase Agreement
TNMP 2024 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $285.0 million of TNMP’s 2024 Bonds
TNMP February 2025 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP February 2025 Bond Purchase Agreement
TNMP February 2025 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $140.0 Million of TNMP February 2025 Bonds
TNMP Revolving Credit Facility	TNMP’s $200.0 million Secured Revolving Credit Facility
TSA(s)	Transmission Service Agreement(s)
TXNM	TXNM Energy, Inc. formerly known as PNM Resources, Inc. (“PNMR”)
TXNM 2021 Delayed-Draw Term Loan	TXNM’s $1.0 billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
TXNM 2023 Term Loan	TXNM’s $500.0 million term loan that matures on June 30, 2026
TXNM 2024 ATM Program	TXNM’s distribution agreement pursuant to which the Company issued and sold an aggregate sales price of $300.0 million of its common stock, no par value, through the sales agents
TXNM Revolving Credit Facility	TXNM’s $300.0 million Unsecured Revolving Credit Facility

U.S.	The Unites States of America
U.S. Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
Western Spirit Line	An approximately 150-mile 345-kV transmission line
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRAP	Western Resource Adequacy Program
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of San Juan Coal Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Electric Operating Revenues	$502,420	$488,102	$985,212	$924,979
Operating Expenses:
Cost of energy	167,622	154,706	336,804	287,010
Administrative and general	75,991	59,581	136,760	115,008
Energy production costs	26,081	24,584	50,627	46,796
Regulatory disallowances	—	—	—	4,459
Depreciation and amortization	105,235	94,413	209,786	187,600
Transmission and distribution costs	26,461	25,051	51,966	47,815
Taxes other than income taxes	28,329	24,084	54,679	50,018
Total operating expenses	429,719	382,419	840,622	738,706
Operating income	72,701	105,683	144,590	186,273
Other Income and Deductions:
Interest income	3,872	4,470	8,119	9,050
Gains on investment securities	23,556	558	22,315	18,556
Other income	5,704	7,688	10,433	12,599
Other (deductions)	(6,481)	(1,636)	(8,739)	(18,158)
Net other income and deductions	26,651	11,080	32,128	22,047
Interest Charges	72,013	55,828	135,564	109,590
Earnings before Income Taxes	27,339	60,935	41,154	98,730
Income Taxes (Benefits)	1,326	8,971	2,344	(3,600)
Net Earnings	26,013	51,964	38,810	102,330
(Earnings) Attributable to Valencia Non-controlling Interest	(4,305)	(3,783)	(8,047)	(6,827)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to TXNM	$21,576	$48,049	$30,499	$95,239
Net Earnings Attributable to TXNM per Common Share:
Basic	$0.22	$0.53	$0.32	$1.05
Diluted	$0.22	$0.53	$0.32	$1.05
Dividends Declared per Common Share	$0.4075	$0.3875	$0.8150	$0.7750

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net Earnings	$26,013	$51,964	$38,810	$102,330
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase (decrease) in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(60), $274, $(128), and $149	177	(804)	376	(438)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $51, $421, $86, and $3,192	(150)	(1,235)	(252)	(9,374)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(349), $(309), $(698), and $(618)	1,026	908	2,051	1,815
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $633, $1,111, $633, and $1,094	(1,860)	(3,263)	(1,860)	(3,213)
Reclassification adjustment for gains included in net earnings, net of income tax (expense) benefit of $0, $(716), $0, and $(1,413)	—	2,102	—	4,150
Total Other Comprehensive Income (Loss)	(807)	(2,292)	315	(7,060)
Comprehensive Income	25,206	49,672	39,125	95,270
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,305)	(3,783)	(8,047)	(6,827)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to TXNM	$20,769	$45,757	$30,814	$88,179

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$38,810	$102,330
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	235,245	206,365
Deferred income tax expense	1,796	15,385
(Gain) on sale of NMRD	—	(4,449)
(Gains) losses on investment securities	(22,315)	(18,556)
Stock based compensation expense	5,266	6,676
Regulatory disallowances	—	4,459
Allowance for equity funds used during construction	(5,266)	(8,130)
Other, net	1,753	2,039
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(30,921)	(10,120)
Materials, supplies, and fuel stock	(4,313)	(17,110)
Other current assets	(20,651)	(19,479)
Other assets	(8,211)	(16,382)
Accounts payable	(3,669)	(17,502)
Accrued interest and taxes	(19,588)	(6,935)
Other current liabilities	(17,140)	(28,350)
Other liabilities	(6,001)	(20,717)
Net cash flows from operating activities	144,795	169,524

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(608,800)	(581,818)
Proceeds from sale of plant assets	—	2,840
Proceeds from sales of investment securities	198,728	412,750
Purchases of investment securities	(201,174)	(417,599)
Proceeds from sale of NMRD	—	116,936
Investments in NMRD	—	(12,550)
Other, net	(53)	(57)
Net cash flows used in investing activities	(611,299)	(479,498)

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$1,398,900	$1,584,300
Revolving credit facilities repayments	(1,662,500)	(1,519,800)
Long-term borrowings	1,719,300	1,065,000
Repayment of long-term debt	(1,442,706)	(737,000)
Issuance of common stock	645,309	—
Awards of common stock	(8,249)	(6,248)
Dividends paid	(75,781)	(70,169)
Valencia’s transactions with its owner	(8,918)	(7,853)
Transmission interconnection and security deposit arrangements	21,215	64,752
Refunds paid under transmission interconnection and security deposit arrangements	(95,028)	(28,702)
Debt issuance costs and other, net	(9,599)	(17,929)
Net cash flows from financing activities	481,943	326,351

Change in Cash, Cash Equivalents, and Restricted Cash	15,439	16,377
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	22,085	3,943
Cash, Cash Equivalents, and Restricted Cash at End of Period	$37,524	$20,320

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$17,587	$1,728
At end of period	$15,354	$17,085

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$132,849	$97,747
Income taxes paid (refunded), net	$2,350	$(395)

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$53,154	$47,369

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$22,170	$4,498
Accounts receivable, net of allowance for credit losses of $1,319 and $1,398	146,444	130,351
Unbilled revenues	81,989	69,176
Other receivables	46,981	37,236
Materials, supplies, and fuel stock	171,174	166,861
Regulatory assets	41,891	41,492
Prepaid assets	39,869	25,452
Income taxes receivable	9,486	7,684
Other current assets	13,723	16,086
Total current assets	573,727	498,836
Other Property and Investments:
Investment securities	487,033	475,524
Other investments	246	259
Non-utility property, net	32,218	28,832
Total other property and investments	519,497	504,615
Utility Plant:
Plant in service and plant held for future use	10,965,483	10,697,774
Less accumulated depreciation and amortization	2,904,763	2,829,296
	8,060,720	7,868,478
Construction work in progress	677,897	495,976
Nuclear fuel, net of accumulated amortization of $32,051 and $28,245	76,887	72,554
Net utility plant	8,815,504	8,437,008
Deferred Charges and Other Assets:
Regulatory assets	953,795	962,003
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	265,919	272,894
Other deferred charges	268,525	258,080
Total deferred charges and other assets	1,766,536	1,771,274
	$11,675,264	$11,211,733

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$345,700	$609,300
Current installments of long-term debt (includes $7,102 and $6,907 related to ETBC I)	416,701	611,603
Accounts payable	147,646	204,468
Customer deposits	6,509	6,533
Accrued interest and taxes	86,970	104,756
Regulatory liabilities	21,787	34,173
Operating lease liabilities	13,640	14,293
Dividends declared	132	36,889
Transmission interconnection arrangement liabilities	—	68,085
Other current liabilities	81,313	84,998
Total current liabilities	1,120,398	1,775,098
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $328,179 and $331,726 related to ETBC I)	4,782,536	4,311,765
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	918,217	899,392
Regulatory liabilities	751,467	748,738
Asset retirement obligations	246,647	244,618
Accrued pension liability and postretirement benefit cost	18,211	23,065
Operating lease liabilities	245,847	255,376
Other deferred credits	363,618	358,867
Total deferred credits and other liabilities	2,544,007	2,530,056
Total liabilities	8,446,941	8,616,919
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
TXNM common stockholders’ equity:
Common stock (no par value; 200,000,000 shares authorized; issued and outstanding 105,378,979 and 92,659,335 shares)	2,366,770	1,724,444
Accumulated other comprehensive income (loss), net of income taxes	(75,393)	(75,708)
Retained earnings	879,388	887,649
Total TXNM common stockholders’ equity	3,170,765	2,536,385
Non-controlling interest in Valencia	46,029	46,900
Total equity	3,216,794	2,583,285
	$11,675,264	$11,211,733

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to TXNM				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total TXNM Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at March 31, 2025	$1,721,109	$(74,586)	$857,812	$2,504,335	$46,372	$2,550,707
Net earnings before subsidiary preferred stock dividends	—	—	21,708	21,708	4,305	26,013
Total other comprehensive income (loss)	—	(807)	—	(807)	—	(807)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(1,942)	—	—	(1,942)	—	(1,942)
Issuance of common stock	645,309	—	—	645,309	—	645,309
Stock based compensation expense	2,294	—	—	2,294	—	2,294
Valencia’s transactions with its owner	—	—	—	—	(4,648)	(4,648)
Balance at June 30, 2025	$2,366,770	$(75,393)	$879,388	$3,170,765	$46,029	$3,216,794

Balance at December 31, 2024	$1,724,444	$(75,708)	$887,649	$2,536,385	$46,900	$2,583,285
Net earnings before subsidiary preferred stock dividends	—	—	30,763	30,763	8,047	38,810
Total other comprehensive income	—	315	—	315	—	315
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(38,760)	(38,760)	—	(38,760)
Awards of common stock	(8,249)	—	—	(8,249)	—	(8,249)
Issuance of common stock	645,309	—	—	645,309	—	645,309
Stock based compensation expense	5,266	—	—	5,266	—	5,266
Valencia’s transactions with its owner	—	—	—	—	(8,918)	(8,918)
Balance at June 30, 2025	$2,366,770	$(75,393)	$879,388	$3,170,765	$46,029	$3,216,794

Balance at March 31, 2024	$1,623,991	$(67,608)	$799,348	$2,355,731	$48,999	$2,404,730
Net earnings before subsidiary preferred stock dividends	—	—	48,181	48,181	3,783	51,964
Total other comprehensive income (loss)	—	(2,292)	—	(2,292)	—	(2,292)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(808)	—	—	(808)	—	(808)
Stock based compensation expense	2,068	—	—	2,068	—	2,068
Valencia’s transactions with its owner	—	—	—	—	(3,850)	(3,850)
Balance at June 30, 2024	$1,625,251	$(69,900)	$847,397	$2,402,748	$48,932	$2,451,680

Balance at December 31, 2023	$1,624,823	$(62,840)	$787,110	$2,349,093	$49,958	$2,399,051
Net earnings before subsidiary preferred stock dividends	—	—	95,503	95,503	6,827	102,330
Total other comprehensive income (loss)	—	(7,060)	—	(7,060)	—	(7,060)
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(34,952)	(34,952)	—	(34,952)
Awards of common stock	(6,248)	—	—	(6,248)	—	(6,248)
Stock based compensation expense	6,676	—	—	6,676	—	6,676
Valencia’s transactions with its owner	—	—	—	—	(7,853)	(7,853)
Balance at June 30, 2024	$1,625,251	$(69,900)	$847,397	$2,402,748	$48,932	$2,451,680

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Electric Operating Revenues	$338,372	$333,671	$671,752	$641,786
Operating Expenses:
Cost of energy	124,336	114,772	255,290	212,184
Administrative and general	59,526	54,876	117,136	106,612
Energy production costs	26,081	24,584	50,627	46,796
Regulatory disallowances	—	—	—	4,459
Depreciation and amortization	60,778	54,230	120,581	107,517
Transmission and distribution costs	15,750	15,350	31,576	29,700
Taxes other than income taxes	15,262	11,768	28,565	25,477
Total operating expenses	301,733	275,580	603,775	532,745
Operating income	36,639	58,091	67,977	109,041
Other Income and Deductions:
Interest income	3,729	4,443	7,946	8,970
Gains on investment securities	23,556	558	22,315	18,556
Other income	3,561	4,224	5,363	7,642
Other (deductions)	(4,301)	(913)	(5,819)	(1,783)
Net other income and deductions	26,545	8,312	29,805	33,385
Interest Charges	31,975	25,880	61,791	50,996
Earnings before Income Taxes	31,209	40,523	35,991	91,430
Income Taxes	2,410	5,821	2,373	11,632
Net Earnings	28,799	34,702	33,618	79,798
(Earnings) Attributable to Valencia Non-controlling Interest	(4,305)	(3,783)	(8,047)	(6,827)
Net Earnings Attributable to PNM	24,494	30,919	25,571	72,971
Preferred Stock Dividend Requirements	(132)	(132)	(264)	(264)
Net Earnings Available for PNM Common Stock	$24,362	$30,787	$25,307	$72,707

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net Earnings	$28,799	$34,702	$33,618	$79,798
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase (decrease) in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(60), $274, $(128), and $149	177	(804)	376	(438)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $51, $421, $86, and $3,192	(150)	(1,235)	(252)	(9,374)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(349), $(309), $(698), and $(618)	1,026	908	2,051	1,815
Total Other Comprehensive Income (Loss)	1,053	(1,131)	2,175	(7,997)
Comprehensive Income	29,852	33,571	35,793	71,801
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,305)	(3,783)	(8,047)	(6,827)
Comprehensive Income Attributable to PNM	$25,547	$29,788	$27,746	$64,974

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$33,618	$79,798
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	134,216	120,385
Deferred income tax expense (benefit)	2,439	12,049
(Gains) losses on investment securities	(22,315)	(18,556)
Regulatory disallowances	—	4,459
Allowance for equity funds used during construction	(3,095)	(6,476)
Other, net	1,900	1,935
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(21,040)	(2,654)
Materials, supplies, and fuel stock	(375)	(10,671)
Other current assets	(10,205)	(28,462)
Other assets	1,463	(3,324)
Accounts payable	(14,257)	(12,753)
Accrued interest and taxes	4,457	10,619
Other current liabilities	9,661	(6,113)
Other liabilities	(15,943)	(22,576)
Net cash flows from operating activities	100,524	117,660

Cash Flows From Investing Activities:
Utility plant additions	(272,669)	(311,475)
Proceeds from sale of plant assets	—	2,840
Proceeds from sales of investment securities	198,728	412,750
Purchases of investment securities	(201,174)	(417,599)
Other, net	(62)	(57)
Net cash flows used in investing activities	(275,177)	(313,541)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$627,700	$737,900
Revolving credit facilities repayments	(756,900)	(804,800)
Long-term borrowings	495,000	398,000
Repayment of long-term debt	(107,406)	(198,000)
Equity contribution from parent	—	55,000
Dividends paid	(264)	(264)
Valencia’s transactions with its owner	(8,918)	(7,853)
Transmission interconnection and security deposit arrangements	2,415	58,002
Refunds paid under transmission interconnection and security deposit arrangements	(74,278)	(23,852)
Debt issuance costs and other, net	(2,654)	(3,734)
Net cash flows from financing activities	174,695	210,399

Change in Cash, Cash Equivalents, and Restricted Cash	42	14,518
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	20,285	2,586
Cash, Cash Equivalents, and Restricted Cash at End of Period	$20,327	$17,104

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$17,587	$1,728
At end of period	$15,354	$17,085

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$53,933	$32,905
Income taxes paid (refunded), net	$—	$(1,707)

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$11,569	$26,848

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,973	$2,698
Accounts receivable, net of allowance for credit losses of $1,319 and $1,398	106,747	95,932
Unbilled revenues	61,194	52,983
Other receivables	30,847	24,174
Affiliate receivables	8,883	9,241
Materials, supplies, and fuel stock	142,884	142,510
Regulatory assets	32,920	36,224
Prepaid assets	25,200	14,746
Income taxes receivable	16,376	16,309
Other current assets	13,711	16,091
Total current assets	443,735	410,908
Other Property and Investments:
Investment securities	487,033	475,524
Other investments	246	184
Non-utility property, net	13,998	13,647
Total other property and investments	501,277	489,355
Utility Plant:
Plant in service and plant held for future use	6,929,296	6,797,493
Less accumulated depreciation and amortization	2,131,450	2,079,363
	4,797,846	4,718,130
Construction work in progress	392,455	328,403
Nuclear fuel, net of accumulated amortization of $32,051 and $28,245	76,887	72,554
Net utility plant	5,267,188	5,119,087
Deferred Charges and Other Assets:
Regulatory assets	845,630	857,310
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	265,016	271,433
Other deferred charges	218,962	207,554
Total deferred charges and other assets	1,381,240	1,387,929
	$7,593,440	$7,407,279

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$234,600	$363,800
Current installments of long-term debt (includes $7,102 and $6,907 related to ETBC I)	206,995	560,637
Accounts payable	98,057	123,883
Affiliate payables	31,593	15,695
Customer deposits	6,509	6,533
Accrued interest and taxes	51,447	46,923
Regulatory liabilities	21,787	33,571
Operating lease liabilities	13,253	13,542
Dividends declared	132	132
Transmission interconnection arrangement liabilities	—	68,085
Other current liabilities	54,832	50,099
Total current liabilities	719,205	1,282,900
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $328,179 and $331,726 related to ETBC I)	2,639,407	1,898,955
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	775,235	756,218
Regulatory liabilities	502,243	518,701
Asset retirement obligations	245,652	243,663
Accrued pension liability and postretirement benefit cost	17,607	22,067
Operating lease liabilities	245,330	254,702
Other deferred credits	226,423	234,346
Total deferred credits and liabilities	2,012,490	2,029,697
Total liabilities	5,371,102	5,211,552
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,602,918	1,602,918
Accumulated other comprehensive income (loss), net of income taxes	(73,533)	(75,708)
Retained earnings	635,395	610,088
Total PNM common stockholder’s equity	2,164,780	2,137,298
Non-controlling interest in Valencia	46,029	46,900
Total equity	2,210,809	2,184,198
	$7,593,440	$7,407,279
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at March 31, 2025	$1,602,918	$(74,586)	$611,033	$2,139,365	$46,372	$2,185,737
Net earnings	—	—	24,494	24,494	4,305	28,799
Total other comprehensive income	—	1,053	—	1,053	—	1,053
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,648)	(4,648)
Balance at June 30, 2025	$1,602,918	$(73,533)	$635,395	$2,164,780	$46,029	$2,210,809

Balance at December 31, 2024	$1,602,918	$(75,708)	$610,088	$2,137,298	$46,900	$2,184,198
Net earnings	—	—	25,571	25,571	8,047	33,618
Total other comprehensive income	—	2,175	—	2,175	—	2,175
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(8,918)	(8,918)
Balance at June 30, 2025	$1,602,918	$(73,533)	$635,395	$2,164,780	$46,029	$2,210,809

Balance at March 31, 2024	$1,547,918	$(73,371)	$511,324	$1,985,871	$48,999	$2,034,870
Net earnings	—	—	30,919	30,919	3,783	34,702
Total other comprehensive income (loss)	—	(1,131)	—	(1,131)	—	(1,131)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Equity contributions from parent	55,000	—	—	55,000	—	55,000
Valencia’s transactions with its owner	—	—	—	—	(3,850)	(3,850)
Balance at June 30, 2024	$1,602,918	$(74,502)	$542,111	$2,070,527	$48,932	$2,119,459

Balance at December 31, 2023	$1,547,918	$(66,505)	$469,404	$1,950,817	$49,958	$2,000,775
Net earnings	—	—	72,971	72,971	6,827	79,798
Total other comprehensive income (loss)	—	(7,997)	—	(7,997)	—	(7,997)
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Equity contribution from parent	55,000	—	—	55,000	—	55,000
Valencia’s transactions with its owner	—	—	—	—	(7,853)	(7,853)
Balance at June 30, 2024	$1,602,918	$(74,502)	$542,111	$2,070,527	$48,932	$2,119,459
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Electric Operating Revenues	$164,048	$154,431	$313,460	$283,193
Operating Expenses:
Cost of energy	43,286	39,934	81,514	74,826
Administrative and general	14,994	13,705	27,035	27,374
Depreciation and amortization	34,926	31,033	70,139	61,415
Transmission and distribution costs	10,711	9,701	20,390	18,115
Taxes other than income taxes	11,444	10,743	22,948	21,410
Total operating expenses	115,361	105,116	222,026	203,140
Operating income	48,687	49,315	91,434	80,053
Other Income and Deductions:
Interest income	159	127	313	296
Other income	1,764	2,982	4,284	4,155
Other (deductions)	(229)	(277)	(497)	(574)
Net other income and deductions	1,694	2,832	4,100	3,877
Interest Charges	23,942	14,451	41,264	27,787
Earnings before Income Taxes	26,439	37,696	54,270	56,143
Income Taxes	5,471	7,771	11,019	11,635
Net Earnings	$20,968	$29,925	$43,251	$44,508

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$43,251	$44,508
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	75,899	61,963
Deferred income tax expense	10,464	10,322
Allowance for equity funds used during construction and other, net	(2,319)	(1,653)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(9,880)	(7,466)
Materials and supplies	(3,938)	(6,439)
Other current assets	(11,469)	6,979
Other assets	(4,716)	(4,251)
Accounts payable	8,036	(2,381)
Accrued interest and taxes	(23,947)	(8,246)
Other current liabilities	13,888	179
Other liabilities	6,994	(780)
Net cash flows from operating activities	102,263	92,735
Cash Flows From Investing Activities:
Utility plant additions	(317,739)	(253,537)
Net cash flows used in investing activities	(317,739)	(253,537)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	264,600	338,900
Revolving credit facilities repayments	(416,200)	(293,400)
Long-term borrowings	1,224,300	117,000
Repayment of long-term debt	(1,084,300)	—
Equity contribution from parent	250,000	—
Transmission interconnection and security deposit arrangements	18,800	6,750
Refunds paid under transmission interconnection and security deposit arrangements	(20,750)	(4,850)
Debt issuance costs and other, net	(5,207)	(2,324)
Net cash flows from financing activities	231,243	162,076

Change in Cash and Cash Equivalents	15,767	1,274
Cash and Cash Equivalents at Beginning of Period	233	—
Cash and Cash Equivalents at End of Period	$16,000	$1,274

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$46,365	$24,624
Income taxes paid (refunded), net	$2,350	$1,312

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$44,636	$14,697

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$16,000	$233
Accounts receivable	39,697	34,419
Unbilled revenues	20,795	16,193
Other receivables	17,894	15,144
Materials and supplies	28,290	24,351
Regulatory assets	8,971	5,268
Prepaid and other current assets	10,226	4,908
Total current assets	141,873	100,516
Other Property and Investments:
Other investments	—	75
Non-utility property, net	16,146	13,137
Total other property and investments	16,146	13,212
Utility Plant:
Plant in service and plant held for future use	3,795,571	3,635,550
Less accumulated depreciation and amortization	651,123	616,741
	3,144,448	3,018,809
Construction work in progress	268,957	165,527
Net utility plant	3,413,405	3,184,336
Deferred Charges and Other Assets:
Regulatory assets	108,165	104,693
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	388	923
Other deferred charges	16,700	18,780
Total deferred charges and other assets	351,918	351,061
	$3,923,342	$3,649,125

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$151,600
Accounts payable	30,515	67,116
Affiliate payables	18,414	7,339
Accrued interest and taxes	32,793	56,740
Regulatory liabilities	—	602
Operating lease liabilities	348	713
Other current liabilities	9,535	6,964
Total current liabilities	91,605	291,074
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,604,722	1,464,079
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	219,653	208,107
Regulatory liabilities	249,224	230,037
Asset retirement obligations	995	955
Accrued pension liability and postretirement benefit cost	604	998
Operating lease liabilities	31	167
Other deferred credits	98,068	88,519
Total deferred credits and other liabilities	568,575	528,783
Total liabilities	2,264,902	2,283,936
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	1,120,066	870,066
Retained earnings	538,310	495,059
Total common stockholder’s equity	1,658,440	1,365,189
	$3,923,342	$3,649,125

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at March 31, 2025	$64	$870,066	$517,342	$1,387,472
Net earnings	—	—	20,968	20,968
Equity contribution from parent	—	250,000	—	250,000
Balance at June 30, 2025	$64	$1,120,066	$538,310	$1,658,440

Balance at December 31, 2024	$64	$870,066	$495,059	$1,365,189
Net earnings	—	—	43,251	43,251
Equity contribution from parent	—	250,000	—	250,000
Balance at June 30, 2025	$64	$1,120,066	$538,310	$1,658,440

Balance at March 31, 2024	$64	$846,066	$406,114	$1,252,244
Net earnings	—	—	29,925	29,925
Balance at June 30, 2024	$64	$846,066	$436,039	$1,282,169

Balance at December 31, 2023	$64	$846,066	$391,531	$1,237,661
Net earnings	—	—	44,508	44,508
Balance at June 30, 2024	$64	$846,066	$436,039	$1,282,169

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2025 and December 31, 2024, and the consolidated results of operations, comprehensive income, and cash flows for the six months ended June 30, 2025 and 2024. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

On May 18, 2025, TXNM, Parent, and Merger Sub, entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into TXNM, with TXNM surviving the Merger as a direct, wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Blackstone Infrastructure. See Note 17.

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

Equity Method Investment (Previously held)

As discussed in Note 21 of the Company’s 2024 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. On February 27, 2024, PNMR Development and AEP OnSite Partners sold their respective interests in NMRD. PNMR Development received net proceeds of $117.0 million and recognized

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
an after-tax gain of $4.4 million, which was presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows in the six months ended June 30, 2024. The recognition of deferred investment tax credits of $15.7 million was also recognized as an income tax benefit on the Condensed Consolidated Statement of Earnings. In the six months ended June 30, 2024, PNMR Development and AEP OnSite Partners each made cash contributions to NMRD of $12.6 million.

Dividends on Common Stock

Dividends on TXNM’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock attributable to the second quarter of 2025 of $0.4075 per share in July 2025 and declared dividends on common stock attributable to the second quarter of 2024 of $0.3875 per share in July 2024, which are reflected as Dividends Declared per Common Share on the TXNM Condensed Consolidated Statement of Earnings.

TXNM made $250.0 million in cash equity contributions to TNMP in the three and six months ended June 30, 2025. TXNM did not make any cash equity contributions to TNMP in the three and six months ended June 30, 2024. TXNM did not make any cash equity contributions to PNM in the three and six months ended June 30, 2025. TXNM made a $55.0 million cash equity contribution to PNM in the three and six months ended June 30, 2024. Neither PNM nor TNMP declared or paid any cash dividends on their common stock to TXNM in the three and six months ended June 30, 2025 and 2024.

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

(2)     Segment Information

TXNM has three reportable segments, namely PNM, TNMP, and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The measure of profitability used by the CODM is Segment earnings (loss) attributable to TXNM, as presented below. The CODM uses this measure of profitability to allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
considers budget to actual variances on a regular basis when making decisions about allocating capital and operational expense funding to the segments. TXNM’s CODM is its current President and Chief Executive Officer (“CEO”) who is also the President and CEO of the PNM segment and the CEO of the TNMP segment.

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

TXNM SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended June 30, 2025
Electric operating revenues	$338,372	$164,048	$—	$502,420
Cost of energy
Fuel burn	29,927	—	—	29,927
Purchases for resale	88,870	—	—	88,870
Transmission by others	5,539	43,286	—	48,825
Significant segment expenses
Administrative and general - direct	16,603	134	50,910	67,647
Administrative and general - corporate allocation	35,317	14,110	(49,427)	—
Customer related expenses	7,606	750	(12)	8,344
Energy production costs	26,081	—	—	26,081
Depreciation and amortization	60,778	34,926	9,531	105,235
Transmission and distribution costs	15,750	10,711	—	26,461
Taxes other than income taxes	15,262	11,444	1,623	28,329
Total operating expenses	301,733	115,361	12,625	429,719

Net other income and (deductions)	26,545	1,694	(1,588)	26,651
Interest charges	(31,975)	(23,942)	(16,096)	(72,013)
Income taxes (benefit)	2,410	5,471	(6,555)	1,326
Valencia non-controlling interest	(4,305)	—	—	(4,305)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to TXNM	$24,362	$20,968	$(23,754)	$21,576

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Six Months Ended June 30, 2025
Electric operating revenues	$671,752	$313,460	$—	$985,212
Cost of energy
Fuel burn	56,468	—	—	56,468
Purchases for resale	186,105	—	—	186,105
Transmission by others	12,717	81,514	—	94,231
Significant segment expenses
Administrative and general - direct	34,469	(1,918)	87,480	120,031
Administrative and general - corporate allocation	67,405	27,486	(94,891)	—
Customer related expenses	15,262	1,467	—	16,729
Energy production costs	50,627	—	—	50,627
Depreciation and amortization	120,581	70,139	19,066	209,786
Transmission and distribution costs	31,576	20,390	—	51,966
Taxes other than income taxes	28,565	22,948	3,166	54,679
Total operating expenses	603,775	222,026	14,821	840,622

Net other income and (deductions)	29,805	4,100	(1,777)	32,128
Interest charges	(61,791)	(41,264)	(32,509)	(135,564)
Income taxes (benefit)	2,373	11,019	(11,048)	2,344
Valencia non-controlling interest	(8,047)	—	—	(8,047)
Subsidiary preferred stock dividends	(264)	—	—	(264)

Segment earnings (loss) attributable to TXNM	$25,307	$43,251	$(38,059)	$30,499

At June 30, 2025:
Total Assets	$7,593,440	$3,923,342	$158,482	$11,675,264
Goodwill	$51,632	$226,665	$—	$278,297

Three Months Ended June 30, 2024
Electric operating revenues	$333,671	$154,431	$—	$488,102
Cost of energy
Fuel burn	41,821	—	—	41,821
Purchases for resale	68,047	—	—	68,047
Transmission by others	4,904	39,934	—	44,838
Significant segment expenses
Administrative and general - direct	16,111	45	34,854	51,010
Administrative and general - corporate allocation	31,023	12,885	(43,908)	—
Customer related expenses	7,742	775	54	8,571
Energy production costs	24,584	—	—	24,584
Depreciation and amortization	54,230	31,033	9,150	94,413
Transmission and distribution costs	15,350	9,701	—	25,051
Taxes other than income taxes	11,768	10,743	1,573	24,084
Total operating expenses	275,580	105,116	1,723	382,419

Net other income and (deductions)	8,312	2,832	(64)	11,080
Interest charges	(25,880)	(14,451)	(15,497)	(55,828)
Income taxes (benefit)	5,821	7,771	(4,621)	8,971
Valencia non-controlling interest	(3,783)	—	—	(3,783)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to TXNM	$30,787	$29,925	$(12,663)	$48,049

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Six Months Ended June 30, 2024
Electric operating revenues	$641,786	$283,193	$—	$924,979
Cost of energy
Fuel burn	78,502	—	—	78,502
Purchases for resale	122,516	—	—	122,516
Transmission by others	11,166	74,826	—	85,992
Significant segment expenses
Administrative and general - direct	25,150	(1,239)	74,494	98,405
Administrative and general - corporate allocation	66,430	27,121	(93,551)	—
Customer related expenses	15,032	1,492	79	16,603
Energy production costs	46,796	—	—	46,796
Regulatory disallowances	4,459	—	—	4,459
Depreciation and amortization	107,517	61,415	18,668	187,600
Transmission and distribution costs	29,700	18,115	—	47,815
Taxes other than income taxes	25,477	21,410	3,131	50,018
Total operating expenses	532,745	203,140	2,821	738,706

Net other income and (deductions)	33,385	3,877	(15,215)	22,047
Interest charges	(50,996)	(27,787)	(30,807)	(109,590)
Income taxes (benefit)	11,632	11,635	(26,867)	(3,600)
Valencia non-controlling interest	(6,827)	—	—	(6,827)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to TXNM	$72,707	$44,508	$(21,976)	$95,239

At June 30, 2024:
Total Assets	$7,060,151	$3,354,923	$168,336	$10,583,410
Goodwill	$51,632	$226,665	$—	$278,297

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2025 and 2024 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	TXNM
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2024	$214	$(75,922)	$(75,708)	$—	$(75,708)
Amounts reclassified from AOCI (pre-tax)	(338)	2,749	2,411	—	2,411
Income tax impact of amounts reclassified	86	(698)	(612)	—	(612)
Other OCI changes (pre-tax)	504	—	504	(2,493)	(1,989)
Income tax impact of other OCI changes	(128)	—	(128)	633	505
Net after-tax change	124	2,051	2,175	(1,860)	315
Balance at June 30, 2025	$338	$(73,871)	$(73,533)	$(1,860)	$(75,393)

Balance at December 31, 2023	$10,652	$(77,157)	$(66,505)	$3,665	$(62,840)
Amounts reclassified from AOCI (pre-tax)	(12,566)	2,433	(10,133)	5,563	(4,570)
Income tax impact of amounts reclassified	3,192	(618)	2,574	(1,413)	1,161
Other OCI changes (pre-tax)	(587)	—	(587)	(4,307)	(4,894)
Income tax impact of other OCI changes	149	—	149	1,094	1,243
Net after-tax change	(9,812)	1,815	(7,997)	937	(7,060)
Balance at June 30, 2024	$840	$(75,342)	$(74,502)	$4,602	$(69,900)

The Condensed Consolidated Statements of Earnings include pre-tax amounts reclassified from AOCI related to Unrealized Gains on Available-for-Sale Debt Securities in gains on investment securities and Fair Value Adjustment for Cash Flow Hedges in interest charges. The income tax impacts of all amounts reclassified from AOCI are included in income taxes in the Condensed Consolidated Statements of Earnings.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Net Earnings Attributable to TXNM	$21,576	$48,049	$30,499	$95,239
Average Number of Common Shares:
Outstanding during period	95,793	90,200	94,235	90,200
Vested awards of restricted stock	339	304	348	293
Average Shares – Basic	96,132	90,504	94,583	90,493
Dilutive Effect of Common Stock Equivalents:
Restricted stock	65	48	54	40
Average Shares – Diluted	96,197	90,552	94,637	90,533

Net Earnings Per Share of Common Stock:
Basic	$0.22	$0.53	$0.32	$1.05
Diluted	$0.22	$0.53	$0.32	$1.05

TXNM’s weighted average number of common shares outstanding for the three and six months ended June 30, 2025 was impacted by the settlement of the 1.1 million shares forward sold under the TXNM 2024 ATM Program and the issuance of 11.6 million shares of common stock in private placement transactions. See Note 9.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three and six months ended June 30, 2025 and 2024, there were no estimated credit losses related to these transactions.

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $106.7 million at June 30, 2025 and $94.3 million at December 31, 2024 resulting from contracts with customers. All of TNMP’s accounts receivable result from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $36.8 million at June 30, 2025 and $32.0 million at December 31, 2024. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheets.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	TXNM
Three Months Ended June 30, 2025	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$120,009	$54,176	$174,185
Commercial	111,840	44,459	156,299
Industrial	34,659	14,305	48,964
Public authority	5,694	1,988	7,682
Economy energy service	6,762	—	6,762
Transmission	36,352	41,279	77,631
Wholesale energy sales	19,895	—	19,895
Miscellaneous	1,448	952	2,400
Total revenues from contracts with customers	336,659	157,159	493,818
Alternative revenue programs	245	6,889	7,134
Other electric operating revenues	1,468	—	1,468
Total Electric Operating Revenues	$338,372	$164,048	$502,420

Six Months Ended June 30, 2025
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$244,563	$102,957	$347,520
Commercial	213,999	91,421	305,420
Industrial	68,291	25,851	94,142
Public authority	10,712	3,982	14,694
Economy energy service	17,998	—	17,998
Transmission	71,369	81,498	152,867
Wholesale energy sales	36,824	—	36,824
Miscellaneous	2,860	1,906	4,766
Total revenues from contracts with customers	666,616	307,615	974,231
Alternative revenue programs	2,391	5,845	8,236
Other electric operating revenues	2,745	—	2,745
Total Electric Operating Revenues	$671,752	$313,460	$985,212

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	TXNM
Three Months Ended June 30, 2024	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$121,065	$47,313	$168,378
Commercial	109,929	40,499	150,428
Industrial	34,201	7,917	42,118
Public authority	5,216	1,740	6,956
Economy energy service	4,033	—	4,033
Transmission	33,333	42,116	75,449
Wholesale energy sales	23,507	—	23,507
Miscellaneous	1,389	962	2,351
Total revenues from contracts with customers	332,673	140,547	473,220
Alternative revenue programs	830	13,884	14,714
Other electric operating revenues	168	—	168
Total Electric Operating Revenues	$333,671	$154,431	$488,102

Six Months Ended June 30, 2024
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$241,450	$88,808	$330,258
Commercial	209,266	76,043	285,309
Industrial	58,970	17,773	76,743
Public authority	9,614	3,456	13,070
Economy energy service	11,595	—	11,595
Transmission	69,482	77,925	147,407
Wholesale energy sales	35,197	—	35,197
Miscellaneous	2,814	1,917	4,731
Total revenues from contracts with customers	638,388	265,922	904,310
Alternative revenue programs	2,736	17,271	20,007
Other electric operating revenues	662	—	662
Total Electric Operating Revenues	$641,786	$283,193	$924,979

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. In May 2025, the NMPRC approved a new PPA for 167 MW, through 2039, in connection with the 2028 Resource Application. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges. For the three and six months ended June 30, 2025, PNM paid $5.0 million and $9.9 million for fixed charges and $0.9 million and $1..4 million for variable charges. For the three and six months ended June 30, 2024, PNM paid $5.1 million and $10.2 million for fixed charges and $0.4 million and $0.5 million for variable

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the original PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The original PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Operating revenues	$5,926	$5,476	$11,348	$10,665
Operating expenses	1,621	1,693	3,301	3,838
Earnings attributable to non-controlling interest	$4,305	$3,783	$8,047	$6,827

Financial Position
	June 30,	December 31,
	2025	2024
	(In thousands)
Current assets	$3,592	$3,095
Net property, plant, and equipment	42,990	44,411
Total assets	46,582	47,506
Current liabilities	553	606
Owners’ Equity – Non-controlling Interest	$46,029	$46,900

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 11, PNM and Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC have agreements under which mine reclamation services for SJGS will be provided.

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
WSJ LLC is considered a VIE.  TXNM’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to monitor the reclamation activities, the reclamation services were solely under the control of WSJ LLC, including developing reclamation plans, hiring personnel, and incurring operating and maintenance expenses.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Neither TXNM nor PNM has any ability to direct or influence the reclamation activities.  PNM’s involvement through the reclamation services agreement is a protective right rather than a participating right, and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  If WSJ LLC performs reclamation services more efficiently than anticipated, its economic performance will improve.  Conversely, if WSJ LLC does not perform reclamation services as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, TXNM believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either TXNM or PNM. The amounts outstanding under the letters of credit support continue to be TXNM’s maximum exposure to loss from the VIE at June 30, 2025.

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

The following tables summarize the impact of ETBC I on PNM’s Financial Statements:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Electric Operating Revenues	$6,609	$5,811	$13,408	$11,756
Depreciation and amortization	1,724	821	3,424	1,643
Interest Charges	4,947	5,039	9,918	10,064
Other	(62)	(49)	66	49
Net Earnings	$—	$—	$—	$—

	Financial Position
	June 30, 2025	December 31, 2024
	(In thousands)
Regulatory assets - Current	$—	$—
Restricted cash (included in Other current assets)	13,610	15,838
Restricted cash (included in Other deferred charges)	1,744	1,748
Securitized Cost (included in Regulatory assets - Deferred)	332,655	336,079
Current installments of long-term debt	7,102	6,907
Accrued interest and taxes	7,380	7,452
Regulatory liabilities - Current	4,739	6,975
Long-term Debt	328,179	331,726

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

PNM enters into agreements for the purchase and sale of power from third parties. As PNM is required to meet the demand and energy needs of its customers, PNM may be exposed to market risk for the needs of its customers not covered under the FPPAC.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the six months ended June 30, 2025 and the year ended December 31, 2024, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in Operating income on the Condensed Consolidated Statements of Earnings and are presented in Electric Operating Revenues and Cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as Regulatory assets and Regulatory liabilities on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Condensed Consolidated Statement of Cash Flows consistent with the classification of the hedged transaction. PNM has no trading transactions.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commodity Derivatives

In November 2024, February 2025, and April 2025, PNM entered into agreements to purchase a total of 250 MW from July 1, 2025 through August 31, 2025 in order to ensure that customer demand during the 2025 summer peak load period will be met. In 2024, PNM had existing agreements to purchase a total of 150 MW from July 1, 2024 through July 31, 2024 and 100 MW from August 1, 2024 through August 30, 2024. All of these agreements are related to customers covered by the FPPAC and are reflected in the commodity derivative table for each of the periods presented below.

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	June 30, 2025	December 31, 2024
	(In thousands)
Other current assets	$—	$—
Other current liabilities	(8,940)	(5,737)
Net	$(8,940)	$(5,737)

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

At June 30, 2025 and December 31, 2024, PNM had no commodity derivative instruments, considered economic hedges, that did not pertain to the NMPRC-approved hedging plan discussed above. Changes in fair value had no impact on PNM’s net earnings during the six months ended June 30, 2025 and 2024.

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
June 30, 2025	—	179,800
December 31, 2024	—	89,900

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

Contingent Feature - Credit Rating	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
June 30, 2025	$8,940	$—	$8,940
December 31, 2024	$5,737	$—	$5,737

At June 30, 2025 and December 31, 2024, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were zero at June 30, 2025 and $0.1 million at December 31, 2024. These amounts are included in other current assets on the Condensed Consolidated Balance Sheets. At both June 30, 2025 and December 31, 2024, there were no obligations to return cash collateral.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At June 30, 2025 and December 31, 2024, the fair value of investment securities included $407.0 million and $384.6 million for the NDT, $4.0 million and $8.2 million for the SJGS decommissioning trust, and $76.0 million and $82.7 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At June 30, 2025 and December 31, 2024, PNM had no available-for-sale debt securities for which carrying value exceeded fair value, where the impairments were considered to be “other than temporary” and included in AOCI rather than recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings. Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT, SJGS decommissioning, and coal mine reclamation trusts are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Equity securities:
Net gains from equity securities sold	$6,940	$6,272	$13,932	$16,143
Net gains (losses) on equity securities still held	16,616	(3,880)	8,373	(5,085)
Total net gains on equity securities	23,556	2,392	22,305	11,058
Available-for-sale debt securities:
Net gains (losses) on debt securities	—	(1,834)	10	7,498
Net gains on investment securities	$23,556	$558	$22,315	$18,556

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The proceeds and gross realized gains and losses on the disposition of securities held in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of zero for the three and six months ended June 30, 2025 and $1.6 million and $15.0 million for the three and six months ended June 30, 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Proceeds from sales	$108,625	$110,240	$198,728	$412,750
Gross realized gains	7,859	7,549	15,541	21,228
Gross realized (losses)	(919)	(4,661)	(1,609)	(12,573)

At June 30, 2025, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$40,966
After 1 year through 5 years	9,554
$50,520

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

For investment securities, Level 2 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to NAV. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. Management of the Company independently verifies the information provided by pricing services. Uncategorized investments include common/collective investment trusts and real estate funds which are measured at NAV at the end of each reporting period. Financial statements are received for each fund and reviewed by the Company quarterly with audited financial statements received and reviewed on an annual basis. Fair value for these funds is measured using a practical expedient provided under GAAP that allows the NAV per share to be used as fair value for investments in certain entities that do not have readily determinable fair values and are considered to be investment companies. Investments valued using this practical expedient are not required to be presented within the GAAP fair value hierarchy.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
June 30, 2025
Cash and cash equivalents	$33,831	$33,831	$—
Equity securities:
Corporate stocks, common	145,610	145,610	—
Mutual funds and other	196,710	196,710	—
Available-for-sale debt securities:
U.S. government	41,173	41,173	—	$325
Corporate and other	9,347	—	9,347	165
Investments categorized within the fair value hierarchy	$426,671	$417,324	$9,347	$490
Uncategorized collective investment trust	43,442
Uncategorized real estate fund	16,920
Total investment securities	$487,033

December 31, 2024
Cash and cash equivalents	$150,745	$150,745	$—
Equity securities:
Corporate stocks, common	134,553	134,553	—
Mutual funds and other	135,779	135,779	—
Available-for-sale debt securities:
U.S. government	25,148	25,148	—	$202
Corporate and other	7,196	—	7,196	122
Investments categorized within the fair value hierarchy	$453,421	$446,225	$7,196	$324
Uncategorized collective investment trust	22,103
Total investment securities	$475,524

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
June 30, 2025	(In thousands)
TXNM	$5,199,237	$5,231,061
PNM	2,846,402	2,719,072
TNMP	1,604,722	1,586,972

December 31, 2024
TXNM	$4,923,368	$4,706,076
PNM	2,459,592	2,284,362
TNMP	1,464,079	1,324,194

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

(8)    Stock-Based Compensation

TXNM has various stock-based compensation programs, which provide restricted stock awards, that are performance-based and time-based, under the PEP. Although certain PNM and TNMP employees are eligible to participate in the TXNM plans, PNM and TNMP do not have separate employee stock-based compensation plans. Performance stock awards granted under the PEP are awarded for a three-year, overlapping performance period. Performance stock awards with performance periods ending in 2024 and 2025 do not include market targets. Performance stock awards with performance periods ending after 2025 are subject to achieving both performance and market targets. Other awards of restricted stock are only subject to time-based vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2025, TXNM had unrecognized expense related to stock awards of $9.4 million, which is expected to be recognized over an average of 1.9 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the six months ended June 30, 2025:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	241,237	$37.05
Granted	170,560	47.61
Released	(156,284)	40.79
Forfeited	(4,343)	34.92
Outstanding at June 30, 2025	251,170	$41.93

Included, as granted and released, in the table above are 50,923 previously awarded performance-based shares that were earned for the 2022 - 2024 performance measurement period and ratified by the Board in February 2025 (based upon achieving targets at above “threshold,” below “target” levels). Also included, as granted and released, are 341 of other restricted stock awards for participants who retired and immediately vested. Excluded from the table above are 156,359, 252,375, and 214,085 shares for the three-year performance periods ending in 2025, 2026, and 2027 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

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

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Six Months Ended June 30,
Restricted Stock	2025	2024
Weighted-average grant date fair value	$47.61	$32.43
Total fair value of restricted shares that vested (in thousands)	$6,374	$6,180

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

Financing Activities

On July 31, 2025, PNM entered into an agreement (the “PNM July 2025 Note Purchase Agreement”) with institutional investors for the sale and issuance of $350.0 million aggregate principal amount of two series of SUNs (the “PNM July 2025 SUNs”) offered in private placement transactions. The PNM July 2025 SUNs were issued on July 31, 2025. PNM issued $200.0 million of the PNM July 2025 SUNs at 5.47%, due July 31, 2031, and another $150.0 million at 6.03%, due July 31, 2036. PNM used the proceeds from the PNM July 2025 SUNs to repay the PNM $250.0 million SUNs and for general corporate purposes. The PNM July 2025 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM July 2025 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in the agreements, including the PNM July 2025 Note Purchase Agreement, will not be triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM July 2025 SUNs prior to their maturities, subject to payment of a customary make-whole premium. As PNM demonstrated the intent and ability to refinance the obligation due under the PNM $250.0 million SUNs prior to the issuance of this Form 10-Q, as of June 30, 2025 this has been presented as Long-term Debt on the Condensed Consolidated Balance Sheets.

On July 21, 2025, TNMP entered into an agreement (the “TNMP July 2025 Bond Purchase Agreement”) with institutional investors for the sale of $1,084.3 million aggregate principal amount of six series of TNMP first mortgage bonds (the “TNMP July 2025 FMBs”) offered in private placement transactions. TNMP issued the bonds on July 21, 2025 with the following terms:

Principal Amount	Interest Rate	Due Date
(in thousands)
$245,000	4.83%	July 31, 2030
245,000	5.12	July 31, 2032
240,000	5.44	July 31, 2035
100,000	5.54	July 31, 2037
154,300	5.93	July 31, 2045
100,000	6.02	July 31, 2055
$1,084,300

The proceeds were used to repay borrowings under the TNMP Merger Backstop Term Loan (defined below). The TNMP July 2025 FMBs are subject to continuing compliance with the representations, warranties, and covenants set forth in the governing supplemental indentures. In the event of certain changes of control of TNMP, TNMP will be required to offer to prepay the TNMP July 2025 FMBs at par. Although there are customary change of control provisions in the TNMP July 2025 FMBs, the change of control provisions will not be triggered by the closing of the Merger. TNMP has the right to redeem any or all of the TNMP July 2025 FMBs prior to their maturity, subject to payment of a customary make-whole premium.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2025, TXNM had a series of treasury lock agreements, with terms ranging from 5 years to 30 years, aggregating a total notional amount of $730.0 million to reduce interest rate exposure on the TNMP July 2025 FMBs that were issued in July 2025. The treasury lock agreements had an average fixed rate of 4.18% and TXNM had designated them as cash flow hedges, measured at fair value, which was recorded as a loss of $2.5 million in Other current liabilities at June 30, 2025. Fair values, provided by an external pricing service, were determined using Level 2 inputs of quoted prices for similar agreements in active markets. On July 1, 2025, TXNM terminated all of the treasury lock agreements, realizing a pre-tax net loss of $1.6 million recorded in Accumulated other comprehensive income. The loss will be amortized through interest expense over a range of 5 to 30 years, in accordance with the terms of the TNMP July 2025 FMBs issued July 21, 2025.

On June 24, 2025, TXNM entered into an agreement (the “June 2025 Purchase Agreement”) whereby TXNM sold, in a private placement transaction, and the purchasers named therein agreed to purchase 3,615,003 shares of TXNM common stock for a purchase price of $55.325 per share (for an aggregate amount of approximately $200 million). The closing of the issuance occurred on June 27, 2025. TXNM used the proceeds to repay an equal amount under the TXNM 2023 Term Loan. TXNM has granted the purchasers customary registration rights with respect to the shares, pursuant to which TXNM is required to register such shares for resale with the SEC no later than five business days after TXNM files this Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2025 (this “Form 10-Q”).

The documents governing an aggregate $1,505.0 million of TNMP’s outstanding FMBs ("TNMP FMBs") obligated TNMP to offer (“the Offer”), within 30 business days following the signing of the Merger Agreement, to prepay all outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. On June 14, 2025, the Offer expired and $1,084.3 million in aggregate principal amount of the bonds were validly tendered. TNMP accepted for purchase all validly tendered bonds. On June 24, 2025, holders whose bonds were validly tendered and accepted for purchase received 100% of the aggregate principal amount of bonds prepaid plus accrued and unpaid interest using funds drawn under the TNMP Merger Backstop Term Loan, discussed below. The documents governing the TNMP FMBs currently require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay the remaining outstanding TNMP FMBs, totaling $420.7 million, at par. TNMP will make such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay.

The information in this Form 10-Q is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. Similar to the offer to prepay made after signing the Merger Agreement, the post-Merger closing offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which will set forth the terms and conditions of the offer to prepay.

On May 27, 2025, TXNM physically settled all shares under the TXNM 2024 ATM Program by issuing 1,104,641 shares to the forward purchasers, aggregating net proceeds of $49.6 million, including $0.5 million for equity issuance costs. TXNM used the proceeds from the settled shares to repay borrowings under the TXNM Revolving Credit Facility. Following this settlement, no additional shares of TXNM’s common stock remain subject to future settlement under the TXNM 2024 ATM Program.

On May 18, 2025, the execution of the Merger Agreement constituted a “Change of Control” under certain TXNM and TNMP debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements. The definition of Change of Control under the PNM debt agreements and PNM note purchase agreements are not triggered by the execution of the Merger Agreement.

On May 23, 2025, TXNM and TNMP entered into amendments in connection with the TXNM Revolving Credit Facility, TXNM 2023 Term Loan, WFB LOC Facility, and TNMP Revolving Credit Facility with the lender parties thereto (the “Lender Consents”) to (i) amend the definition of "Change of Control" in such agreements such that the entry into the Merger Agreement would not constitute a Change of Control and (ii) waive the Event of Default arising from entry into the Merger Agreement. The amended Change of Control definition under the TXNM and TNMP debt agreements will, however, be triggered again upon the closing of the Merger. Prior to the closing of the Merger, the Company intends to coordinate with the lenders to either (a) seek to amend the definition of Change of Control permitting the Merger; or (b) to refinance or enter into new debt agreements that would permit the Merger. The Change of Control provisions in the PNM debt agreements are not triggered by the close of the Merger.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
To ensure sufficient liquidity pending the Lender Consents, on May 18, 2025, TXNM entered into a $910.0 million 364-day revolving credit facility (the “TXNM Merger Backstop Revolving Facility") between TXNM, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The TXNM Merger Backstop Revolving Facility was available to provide liquidity in the event the Company was unable to obtain the Lender Consents. On May 19, 2025, TXNM borrowed approximately $4.0 million under the TXNM Merger Backstop Revolving Facility and subsequently repaid the entire balance by May 21, 2025. The TXNM Merger Backstop Revolving Facility expired according to its terms as TXNM did not make any additional borrowings thereunder by the commitment termination date of May 23, 2025, and the Company was able to obtain the Lender Consents.

On May 18, 2025, concurrent with the execution of the TXNM Merger Backstop Revolving Facility, TNMP entered into a $1,505.0 million 364-day delayed-draw term loan (the “TNMP Merger Backstop Term Loan”) between TNMP, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The TNMP Merger Backstop Term Loan was available to provide liquidity to repurchase TNMP’s FMBs that were tendered for prepayment pursuant to the Offer. Borrowings under the TNMP Merger Backstop Term Loan are short-term in nature, and bear interest at a variable rate, which was 5.42% at June 30, 2025. On July 21, 2025 TNMP issued the TNMP July 2025 FMBs and used the proceeds to repay the outstanding principal balance under the TNMP Merger Backstop Term Loan on July 22, 2025, terminating that agreement. As TNMP demonstrated the intent and ability to refinance this short-term obligation prior to the issuance of this Form 10-Q, the obligation that existed as of June 30, 2025 has been presented as Long-term Debt on the Condensed Consolidated Balance Sheets.

On May 18, 2025, concurrent with the execution of the Merger Agreement, TXNM entered into an agreement (the “May 2025 Stock Purchase Agreement”) whereby TXNM sold, in a private placement transaction, 8,000,000 shares of TXNM common stock for a purchase price of $50.00 per share (aggregating $400.0 million). The consummation of the May 2025 Stock Purchase Agreement occurred on June 2, 2025. TXNM used the proceeds to make a cash equity contribution of $160.0 million to TNMP, to repay borrowings under the TXNM Revolving Credit Facility, and for general corporate purposes.

On May 16, 2025, TXNM paid the remaining balance due under its TXNM 2021 Delayed Draw Term Loan in accordance with its terms.

On April 23, 2025, PNM entered into an agreement (the “PNM April 2025 Note Purchase Agreement”) with institutional investors for the sale and issuance of $300.0 million aggregate principal amount of two series of SUNs (the “PNM April 2025 SUNs”) offered in private placement transactions. The PNM April 2025 SUNs were issued on April 23, 2025. PNM issued $125.0 million of the PNM April 2025 SUNs at 5.75%, due June 1, 2032, and another $175.0 million at 6.13%, due June 1, 2037. PNM used proceeds from the PNM April 2025 SUNs for the repayment of existing indebtedness, funding of capital expenditures, and general corporate purposes. The PNM April 2025 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM April 2025 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in the agreements, including the PNM April 2025 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM April 2025 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On February 14, 2025, TNMP entered into an agreement (the “TNMP February 2025 Bond Purchase Agreement”) with institutional investors for the sale and issuance of $140.0 million aggregate principal amount of first mortgage bonds (the “TNMP February 2025 Bonds”) offered in private placement transactions. TNMP issued all $140.0 million of the TNMP February 2025 Bonds on February 14, 2025 at a 5.19% interest rate, due April 1, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP February 2025 Bonds are subject to continuing compliance with the representations, warranties, and covenants set forth in the supplemental indentures governing the TNMP February 2025 Bonds. The terms of the supplemental indentures governing the TNMP February 2025 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP February 2025 Bonds at par. The definition of change of control in the supplemental indentures governing the TNMP February 2025 Bonds were triggered by the execution of the Merger Agreement and the TNMP February 2025 Bonds were included in the Offer, with $40.0 million validly tendered by the bondholders and accepted for purchase by TNMP. The change of control for the remaining $100.0 million of TNMP February 2025 Bonds will again be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP February 2025 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On January 21, 2025, PNM entered into a $195.0 million term loan agreement (the “PNM 2025 Term Loan”), among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate, which was 5.32% at June 30, 2025, and must be repaid on or before July 21, 2026.

On May 6, 2024, TXNM entered into a distribution agreement with BofA Securities, Inc., Citigroup Global Markets, Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as sales agents and Bank of America, N.A., Citibank, N.A., MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, and Wells Fargo Bank, N.A., as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales amount of $100.0 million of its common stock, no par value, through the sales agents (the “TXNM 2024 ATM Program”). On August 5, 2024, subsequent to approval by shareholders to increase TXNM’s authorized shares, the Company amended the distribution agreement increasing the aggregate sales amount from $100.0 million to $300.0 million of its common stock, no par value, that may be sold under the TXNM 2024 ATM Program. The Company did not initially receive any proceeds from the execution of the distribution agreement.

During the second quarter of 2024, TXNM entered into a forward sale agreement with a forward purchaser for the sale of 262,025 shares of common stock under the TXNM 2024 ATM Program (the “Q2 2024 Forward Sale Agreement”) with an initial forward sale price of $37.77 per share. TXNM physically settled these shares on December 30, 2024.

On May 10, 2024, PNM entered into a $200.0 million term loan agreement (the “PNM 2024 Term Loan”), among PNM, the lenders party thereto and U.S. Bank National Association, as administrative agent. PNM used the proceeds of the PNM 2024 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2024 Term Loan bears interest at a variable rate, which was 5.32% at June 30, 2025, and must be repaid on or before November 10, 2025.

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

On March 28, 2024, TNMP entered into the TNMP 2024 Bond Purchase Agreement with institutional investors for the sale of $285.0 million aggregate principal amount of four series of the TNMP 2024 Bonds offered in private placement transactions. TNMP issued the first two series on March 28, 2024, consisting of $32.0 million at a 5.26% interest rate, due March 28, 2029, and $85.0 million at a 5.55% interest rate, due March 28, 2036. The third and fourth series were issued on July 1, 2024, consisting of $40.0 million at a 5.65% interest rate, due July 1, 2039, and $128.0 million at a 5.79% interest rate, due July 1, 2054. The proceeds were used to repay existing debt, including the $80.0 million of 4.03% TNMP FMBs that were due July 2024 and borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2024 Bonds are subject to continuing compliance with the representations, warranties, and covenants set forth in the supplemental indentures governing the TNMP 2024 Bonds. The terms of the supplemental indentures governing the TNMP 2024 Bonds include the customary covenants discussed above. In the event of certain changes of control of TXNM or TNMP, TNMP will be required to offer to prepay the TNMP 2024 Bonds at par. The definition of change of control in the supplemental indentures governing the TNMP 2024 Bonds were triggered by the execution of the Merger Agreement and the TNMP 2024 Bonds were included in the Offer, with $125.0 million validly tendered by the bondholders and accepted for purchase by TNMP. The change of control for the remaining $160.0 million of TNMP 2024 Bonds will again be

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2024 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

At June 30, 2025, variable interest rates were 5.78% on the TXNM 2023 Term Loan that matures in June 2026, 5.32% on the PNM 2024 Term Loan that matures in November 2025, and 5.32% on the PNM 2025 Term Loan that matures in July 2026.

Short-term Debt and Liquidity

As of June 30, 2025, the TXNM Revolving Credit Facility had a financing capacity of $300.0 million and the PNM Revolving Credit Facility had a financing capacity of $400.0 million. Each of these facilities matures on March 30, 2029 and contains two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. On July 25, 2025, PNM amended its PNM New Mexico Credit Facility to, among other things, extend the maturity to May 31, 2030. As of June 30, 2025, the TNMP Revolving Credit Facility has a capacity of $200.0 million and is secured by $200.0 million aggregate principal amount of TNMP first mortgage bonds and has a maturity of March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR. Short-term debt outstanding consists of:

	June 30, 2025		December 31, 2024
	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
PNM:
PNM Revolving Credit Facility	$194,600	5.66%	$323,800	5.73%
PNM New Mexico Credit Facility	40,000	5.67	40,000	5.81
	234,600		363,800

TNMP Revolving Credit Facility	—	—	151,600	5.37

TXNM Revolving Credit Facility	111,100	5.92	93,900	5.96
	$345,700		$609,300

In addition to the above borrowings, TXNM, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at June 30, 2025 that reduce the available capacity under their respective revolving credit facilities. TXNM also had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of June 30, 2025 and December 31, 2024, PNM had no intercompany borrowings from TXNM. TNMP had no intercompany borrowings from TXNM as of June 30, 2025 and December 31, 2024. TXNM had $1.6 million and $1.5 million in short-term borrowings from PNMR Development at June 30, 2025 and December 31, 2024.

PNM has $3.5 million and $3.6 million in scheduled principal payments due for the ETBC I Securitized Bonds in August 2025 and February 2026. PNM also has $200.0 million under the PNM 2024 Term Loan due in November 2025 and $195.0 million under the PNM 2025 Term Loan due in July 2026. TXNM has $210.0 million under the TXNM 2023 Term Loan due in June 2026. The Company’s debt arrangements have various maturities and expiration dates. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

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

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2025	2024	2025	2024	2025	2024
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	5,385	5,428	566	597	122	124
Expected return on plan assets	(7,459)	(7,757)	(1,384)	(1,391)	—	—
Amortization of net loss	3,124	2,662	—	—	47	50
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$1,050	$333	$(818)	$(794)	$169	$174

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2025	2024	2025	2024	2025	2024
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	10,770	10,855	1,133	1,194	244	248
Expected return on plan assets	(14,917)	(15,514)	(2,768)	(2,782)	—	—
Amortization of net loss	6,247	5,323	—	—	94	100
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$2,100	$664	$(1,635)	$(1,588)	$338	$348

PNM did not make any contributions to its pension plan trust in the three and six months ended June 30, 2025 and 2024 and does not anticipate making any contributions to the pension plan in 2025 through 2028, but PNM does expect to make a cash contribution of $7.9 million in 2029 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.31% in 2025 declining to a rate of approximately 5.03% in 2027 and later years. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three and six months ended June 30, 2025 and 2024, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $0.1 million for the three and six months ended June 30, 2025 and less than 0.1 million and 0.1 million for the three and six months ended June 30, 2024. These payments are expected to total $2.0 million in 2025 and $11.1 million for 2026-2029. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.2 million and $0.6 million in the three and six months ended June 30, 2025 and $0.3 million and $0.6 million in the three and six months ended June 30, 2024 and are expected to total $1.2 million during 2025 and $4.2 million for 2026-2029.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan
	2025	2024	2025	2024
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$4	$6
Interest cost	536	554	93	97
Expected return on plan assets	(733)	(687)	(120)	(128)
Amortization of net (gain) loss	168	139	(124)	(160)
Amortization of prior service cost	—	—	—	—
Net Periodic Benefit Cost (Income)	$(29)	$6	$(147)	$(185)

	Six Months Ended June 30,
	Pension Plan		OPEB Plan
	2025	2024	2025	2024
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$8	$11
Interest cost	1,072	1,107	186	193
Expected return on plan assets	(1,466)	(1,374)	(240)	(257)
Amortization of net (gain) loss	336	278	(248)	(321)
Amortization of prior service cost	—	—	—	—
Net Periodic Benefit Cost (Income)	$(58)	$11	$(294)	$(374)

TNMP did not make any contributions to its pension plan trust in the three and six months ended June 30, 2025 and 2024 and does not anticipate making any contributions to the pension plan in 2025 through 2029 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.32% in 2025 declining to a rate of approximately 5.05% in 2027 and later years. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and six months ended June 30, 2025 and 2024 and does not expect to make contributions to the OPEB trust during the period 2025-2029.

(11)   Commitments and Contingencies

Merger-Related Litigation

Counsel for TXNM has received a number of demand letters from certain law firms on behalf of individuals who are purported TXNM shareholders, accompanied by draft complaints naming TXNM and its directors as defendants and alleging that TXNM’s preliminary proxy statement with respect to the Merger omitted or misrepresented certain material information. Such draft complaints include a request for injunctive relief with respect to the TXNM shareholder vote to approve, and the closing of, the Merger, as well as other remedies, including counsel fees. TXNM believes that the allegations set forth in the demand letters and draft complaints are without merit and, if such complaints are actually filed, will defend such actions vigorously.

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

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At June 30, 2025 and December 31, 2024, PNM had a liability for interim storage costs of $14.6 million and $13.4 million, which is included in other deferred credits.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The New Mexico Energy Transition Act

The New Mexico Energy Transition Act (“ETA”) sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also allows for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. Also pursuant to the ETA, the NM Environmental Improvement Board adopted standards of performance that limit CO2 emissions to no more than 1,100 lbs. per MWh beginning January 1, 2023 for new and existing coal-fired EGUs with original installed capacities exceeding 300 MW.

The ETA provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of energy transition bonds to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023 for facilities operated by a “qualifying utility,” or prior to January 1, 2032 for facilities that are not operated by a qualifying utility. The amount of energy transition bonds that can be issued to recover abandonment costs is limited to the lesser of $375.0 million or 150% of the undepreciated investment of the facility as of the abandonment date. Proceeds provided by energy transition bonds must be used only for purposes related to providing utility service to customers and to pay energy transition costs (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs provided those costs have not previously been recovered from customers or disallowed by the NMPRC or by a court order. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. Energy transition bonds must be issued under a NMPRC-approved financing order, are secured by “energy transition property,” are non-recourse to the issuing utility, and are repaid by a non-bypassable charge paid by all customers of the issuing utility. These customer charges are subject to an adjustment mechanism designed to provide for timely and complete payment of principal and interest due under the energy transition bonds.

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

The Clean Air Act

Regional Haze

Pursuant to the CAA, states are required to establish goals for improving visibility in national parks and wilderness areas (also known as Class I areas) and to develop long-term strategies for reducing emissions of air pollutants that cause visibility impairment in their own states and for preventing degradation in other states. States must establish a series of interim goals to ensure continued progress by adopting a new SIP every ten years. In the first SIP planning period, states were required to conduct best available retrofit technology determinations for certain covered facilities, including utility boilers, built between 1962 and 1977 that have the potential to emit more than 250 tons per year of visibility impairing pollution. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions.

SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022. On August 30, 2022, EPA published in the Federal Register an official “Finding of Failure to Submit” for states, including New Mexico, that have not yet submitted

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
a round 2 regional haze SIP. This action by EPA started a two-year clock for it to issue a FIP, which deadline has now passed. NMED petitioned the NM Environmental Improvement Board to adopt a proposed SIP and submitted a final revised plan to the NM Environmental Improvement Board on March 3, 2025. PNM submitted comments on the proposed SIP in response to a request for comments by NMED. On March 12, 2025, as part of EPA’s list of 31 deregulatory actions, EPA announced it would restructure the Regional Haze Program. The NM Environmental Improvement Board held a public hearing from April 28 to April 30, 2025 and is expected to deliberate and deliver a final rule during its regular meeting on October 24, 2025.

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

In 2024, EPA adopted regulatory actions under CAA Sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term), natural gas co-firing (medium-term), or exempt from the rule via early retirement. The standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups and some power companies and labor unions filed challenges to the rule at the DC Circuit, which heard oral arguments on December 6, 2024. However, President Trump issued several executive orders on January 20, 2025, directing his Administration to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. On March 12, 2025, as part of EPA’s reconsideration of 31 environmental regulations, EPA announced the agency will reconsider the previous Administration’s regulations on GHG standards and guidelines for power plants. On June 17, 2025, EPA published a two-part proposed rule in the Federal Register to repeal and revise the GHG emission standards for EGUs. EPA primarily proposes to find that GHG emissions from fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of CAA Section 111, which would preclude EPA from regulating GHG emissions from those plants. As a result, EPA is proposing to repeal all GHG standards for the power sector promulgated under CAA Section 111 in both 2015 and 2024. EPA also proposed, in the alternative, to find that CCS is not adequately demonstrated and that neither CCS nor gas co-firing are the best system of emission reduction for GHG emissions from power plants, which findings also support repeal of those specific requirements from the rules adopted in 2024. Comments are due by August 7, 2025 and EPA has indicated it intends to finalize the proposed rule by the end of 2025.

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

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS, triggering an obligation for EPA to issue a FIP within two years. In response, NMED submitted a Good Neighbor SIP on July 27, 2021 that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. On March 15, 2023, EPA Administrator Regan signed a final action imposing a FIP on multiple states but did not include a FIP for New Mexico because the most updated modeling available at the time of the proposal confirmed the state did not contribute to downwind ozone nonattainment or maintenance areas. However, the updated modeling EPA used in the final rule indicated that New Mexico may be significantly contributing to one or more non-attainment or maintenance areas. In light of that modeling result, on February 16, 2024, the EPA published a proposed rule partially disapproving the SIPs for New Mexico and four other states (Arizona, Iowa, Kansas, and Tennessee) and expanding the Good Neighbor FIP to apply to these states. The FIP aspect of the proposed rule would have required fossil fuel-fired power plants in these five states to participate in an allowance-based ozone season NOx emissions trading program beginning in 2025, but the outgoing Biden Administration did not finalize the rule. On March 10, 2025, in the DC Circuit, the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
EPA filed a motion for voluntary remand of its ozone interstate transport FIP for the 2015 ozone NAAQS to reconsider the rule and anticipates completing a new rulemaking by Fall 2026. The FIP is listed for reconsideration under the EPA’s March 2025 list of deregulatory actions.

PM Standard – In 2023, EPA published, in the Federal Register, a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine PM standard, the daily coarse PM standard, and the secondary PM standards. The final rule was published on March 6, 2024, lowering the primary annual PM 2.5 NAAQS to 9 ug/m3, and became effective May 6, 2024. States will have until March 2032 to attain compliance with the new standard. During the multi-year implementation process, EPA will designate attainment/nonattainment areas by March 6, 2026, and states will submit a SIP to EPA by September 6, 2027. This implementation process also applies to the Albuquerque-Bernalillo County Environmental Health Department who may combine efforts with NMED. Bernalillo County does not currently meet the 9 ug/m3 standard which may impact future air permitting activities at Rio Bravo and Reeves Generating Stations if the county is designated as nonattainment. However, even before any designations are made, the new standard is effective for conducting required modeling for permit applications and revisions. The lower standard is expected to result in new nonattainment areas throughout the country and could prompt additional PM control requirements, but PNM cannot predict the impacts of the outcome of future rulemaking. The March 2024 rule is listed for reconsideration under EPA’s March 2025 list of deregulatory actions.

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

In 2021, NMED approved both the field work plans required for site characterization and associated work activities which were completed by the end of 2022 and a report was submitted to NMED in 2023. Groundwater sampling for the abatement plan’s first semiannual work was completed in 2023, and the associated report was completed and submitted to NMED. In addition, the work plan for the 2023 CAF work was completed and submitted to NMED in July 2023. NMED approved this work plan in December 2023. The activities from the work plan include the installation of three monitoring wells which were completed in December 2024. A report summarizing the well installation is under preparation. Site wide sampling will take place in 2025, with reports provided to NMED.

The City of Santa Fe has stopped operating its well at the site, which is needed for PNM’s groundwater remediation system to operate. As a result, PNM has stopped performing remediation activities at the site. However, PNM’s monitoring and other abatement activities at the site are ongoing and will continue until the groundwater meets applicable federal and state standards or until NMED determines that remediation is not required, whichever is earlier. PNM is not able to assess the duration of this project or estimate the impact on its obligations if PNM is required to resume groundwater remediation activities at the site. PNM is unable to predict the outcome of these matters.

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

Since its Phase Two proposal, EPA has finalized three other rules addressing various CCR rule provisions. In 2020, EPA promulgated its proposed Holistic Approach to Closure Part A (“Part A”), which proposed a new deadline of August 31, 2020, for companies to initiate closure of unlined CCR impoundments. In accordance with the DC Circuit’s vacatur of portions of the 2015 CCR Rule, Part A also changed the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”, triggering closure or retrofit requirements for those impoundments. In addition, Part A delineated a process for owners/operators to submit requests for alternative closure deadlines based on lack of alternate disposal capacity and gave operators of unlined impoundments until April 11, 2021 to cease receipt of waste at these units and initiate closure.

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

On May 8, 2024, EPA published a final rule that extended federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCRMU (Legacy Rule), including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR rule, inactive CCR landfills, and other areas where CCR was managed directly on the land. The rule became effective on November 8, 2024. EPA included deferral options for smaller CCRMU containing between one and 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that closed prior to the effective date of the new rule (subject to certain eligibility conditions). EPA also codified the controversial definitions of infiltration and liquids that were litigated in the DC Circuit. Six petitions for review of the Legacy Rule were filed and were consolidated into one case by the DC Circuit. The Utility Solid Waste Activities Group, of which TXNM is a member, is a petitioner jointly with the National Rural Electric Cooperative Association, and American Public Power Association. The U.S. Supreme Court denied a requested stay of the rule by East Kentucky Power Cooperative. The DC Circuit has agreed to hold the case in abeyance until August 11, 2025. On July 17, 2025, EPA announced a direct final rule and companion proposal revising the compliance deadlines for CCRMU requirements under the Legacy Rule.

As of the effective date of the rule, one CCRMU was identified at SJGS. SJGS is required, at a minimum, to conduct a two-part evaluation of historic and current CCRMUs with reporting due dates of February 9, 2026, and February 8, 2027 (or not later than February 8, 2027 for both under EPA’s most recent regulatory actions), with each report posted to a company website by the due date.

At this time, PNM is still evaluating the financial impacts of this final regulation for Four Corners. Initial CCRMU site surveys and final site investigation reports expected to be finalized by February 2027. Based on the information available to the Company at this time, PNM cannot reasonably estimate the fair value of the entire CCRMU ARO. PNM cannot predict the outcome of the CCRMU site evaluations and investigations, or how these outcomes might affect the associated costs, which might have a material impact on PNM’s operations, financial position, or cash flows.

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

EPA’s CCR rule does not cover mine placement of coal ash. In the preamble to its 2015 rule, EPA explained that the OSM and, as necessary, EPA would address the management of CCR in mine fills in a separate regulatory action, recognizing OSM’s expertise in this area. EPA’s decision to defer to OSM was based on a recommendation from the National Academy of

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sciences (“NAS”), which was commissioned by Congress in 2006 to investigate the health, safety and environmental risks associated with the use of CCR for mine reclamation. The NRC report recommended that enforceable federal standards be established for the disposal of CCR in mine fills to ensure that states have specific authority and that states implement adequate safeguards. In 2007, OSM published an advance notice of proposed rulemaking on the placement of CCR at mine sites. In that notice, OSM explained its intent to develop the proposed regulations based on its existing authority under the Surface Mining Control and Reclamation Act. Since 2007, however, OSM has not taken any further action to advance this rulemaking. PNM cannot predict the outcome of OSM’s proposed rulemaking regarding CCR regulation, including mine placement of CCRs, or whether OSM’s actions will have a material impact on PNM’s operations, financial position, or cash flows.

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

PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. PNM and Westmoreland have entered into an agreement under which mine reclamation services for SJGS would be provided. A mine reclamation cost study was completed in the first quarter of 2024 and PNM remeasured its liability, which resulted in an increase in overall reclamation costs of $20.9 million, due primarily to higher inflationary factors. As a result, PNM recorded the increase in the liability related to the underground mine of $17.0 million as a regulatory asset on the Condensed Consolidated Balance Sheets. Due to the NMPRC cap on the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million, PNM was required to record $4.0 million of the increase related to the surface mine liability plus an additional $0.5 million, related to other costs, as a regulatory disallowance on the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2024.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A coal mine reclamation study for the surface mine that serves Four Corners was completed in December 2024. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. PNM remeasured its liability, which resulted in a decrease in overall reclamation costs of $1.6 million, due primarily to lower overhead costs, contractor management costs, and taxes and royalties. Due to the NMPRC cap on the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million, PNM recorded the decrease related to the surface mine liability as a regulatory disallowance on the Consolidated Statements of Earnings for the year ended December 31, 2024.

Based on the most recent estimates, PNM’s remaining payments as of June 30, 2025 for mine reclamation, in future dollars, are estimated to be $41.1 million for the surface mines at both SJGS and Four Corners and $62.7 million for the underground mine at SJGS. At June 30, 2025 and December 31, 2024, liabilities, in current dollars, of $29.6 million and $38.3 million for surface mine reclamation and $54.1 million and $52.9 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners are parties to a reclamation trust funds agreement to provide financial assurance for post-term coal mine reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and meet year-end funding targets set by funding curves that are approved by the SJGS ownership. PNM began using its mine reclamation trust to pay for final mine reclamation costs in April 2023. Because the trust agreement requires meeting specific funding targets at year end, it may be necessary for PNM to make additional contributions to meet those targets. PNM funded $27.3 million in 2024. Based on PNM’s reclamation trust fund balance at June 30, 2025, current forecasts, and current funding curve targets, PNM anticipates contributing $1.6 million in 2025, $1.0 million in 2026, and $0.4 million in 2027.

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

SJGS Decommissioning

On November 9, 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 required the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS was retired. The SJGS owners submitted the decommissioning and remediation plan on December 28, 2022. In connection with restructuring of the SJGS ownership on December 31, 2017, PNM and the other SJGS owners entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM made an initial funding of $14.7 million in December 2022 and made an additional contribution of $7.0 million in 2024. The amount and timing of additional trust funding is subject to revised decommissioning cost studies and agreement among the SJGS owners. PNM began using its decommissioning trust to pay for demolition and decommissioning costs in October 2023. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those obligations are satisfied. The surety bond only represents a liability if the SJGS owners fail to deliver on its contractual liability.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 29 2025, PNM received a letter from the NMED indicating that the NMED designated PNM as a responsible party and requiring a Stage 1 Abatement Plan (“S1AP”) proposal for SJGS for groundwater and soil contamination associated with former operations at SJGS. NMED has requested PNM to submit the S1AP within 60 days of July 29, 2025. PNM is currently assessing the letter and its response.

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

The PVNGS participants maintain insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). The primary policy offered by NEIL contains a sublimit of $2.25 billion for non-nuclear property damage. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium adjustments of $5.3 million. The insurance coverages discussed in this and the previous paragraph are subject to certain policy conditions, sublimits, and exclusions.

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
•Capital structure of 51.0% equity
•Maintain currently approved depreciation rates for Four Corners as established in PNM’s 2024 Rate Change and PNM’s NM 2015 Rate Case
•Modification of PNM’s current amortization period through December 31, 2028 on the unprotected Excess Deferred Federal Income Taxes (“EDFIT”) regulatory liability to reflect amortization of remaining unprotected EDFIT through December 31, 2027
•Costs associated with ESAs shall be recovered through base rates
◦PNM will establish a regulatory asset or regulatory liability for the difference in actual ESA costs compared to the forecasted $82.1 million included in base rates in the test period and thereafter until new rates are effective from PNM’s next general rate case filing. The regulatory asset or regulatory liability will be subject to NMPRC approval in PNM’s next rate case
•PNM will establish a regulatory liability associated with investment tax credits for the Sandia energy storage system as proposed in its application
•PNM will establish a regulatory liability equal to the return on legacy meters currently included in rates, as the legacy meters are retired during PNM’s deployment of its approved Grid Modernization Plan
•PNM will make a one-time shareholder contribution of $1.5 million to the Good Neighbor Fund

A hearing was held on February 17 and 18, 2025. On April 8, 2025, the hearing examiners issued a certification of stipulation recommending approval of the unopposed stipulation and on May 15, 2025, the NMPRC issued a final order adopting the unopposed stipulation. This matter is now concluded.

2024 Rate Change

In December 2022, PNM filed an application with the NMPRC for a general increase in retail electric rates. On January 3, 2024, the NMPRC issued a final order authorizing PNM to implement an increase in non-fuel base rates of $15.3 million, effective for service beginning January 15, 2024. The final order included an ROE of 9.26% and a capital structure of 49.61% equity, 50.10% debt, and 0.29% preferred stock. As a result of the final order, PNM recorded a regulatory disallowance of $55.5 million and a corresponding reduction to Utility Plant in the year ended December 31, 2023, after accounting for previous impairments, to reflect the remedy adopted in the Final Order for Four Corners. In addition, PNM had recorded a reduction to electric operating revenues of $38.4 million with a corresponding increase to current regulatory liability of $19.2 million and deferred regulatory liability of $19.2 million for the PVNGS rate refunds that are being returned to customers over a two-year period ending March 2026. PNM had also recorded a regulatory disallowance of $8.2 million and a corresponding reduction to Utility Plant for the disallowance of construction work in progress (“CWIP”) from PVNGS.

In March 2024, notice of appeals were separately filed with the NM Supreme Court by NEE and PNM, and a joint notice of appeal was filed by the NM Department of Justice, Bernalillo County, and Albuquerque Bernalillo County Water Utility Authority (“ABCWUA”). NEE’s appeal was subsequently consolidated with the joint notice of appeal. In the statements of issues submitted in the parties’ appellate dockets, PNM took issue with the NMPRC’s ruling on capital structure; other appellants primarily challenged the NMPRC rulings related to Four Corners and Palo Verde cost recovery. On June 20, 2025, PNM filed an uncontested motion to dismiss its appeal. PNM cannot predict the outcome of this matter.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a capacity of 11 MW
•Solar distributed generation, aggregating 320.5 MW at June 30, 2025, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2025 renewable energy procurement plan, which became effective on January 1, 2025, PNM proposed to collect $58.7 million for the year. PNM recorded revenues from the rider of $14.6 million and $31.6 million in the three and six months ended June 30, 2025 and $15.3 million and $30.6 million in the three and six months ended June 30, 2024.

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2024. On May 30, 2025, PNM filed its application for its 2026 renewable energy procurement plan, requesting to collect $54.3 million for the year.

Energy Efficiency and Load Management

Program Costs and Incentives/Disincentives

The EUEA requires public utilities to achieve specified levels of energy savings and to obtain NMPRC approval to implement energy efficiency and load management programs. The EUEA requires the NMPRC to remove utility disincentives to implementing energy efficiency and load management programs and to provide incentives for such programs. The NMPRC has adopted a rule to implement this act. PNM’s costs to implement approved programs and incentives are recovered through a rate rider. During the 2019 New Mexico legislative session, the EUEA was amended to, among other things, include a decoupling mechanism for disincentives, preclude a reduction to a utility’s ROE based on approval of disincentive or incentive mechanisms, establish energy savings targets for the period 2021 through 2025, and require that annual program funding be 3% to 5% of an electric utility’s annual customer bills excluding gross receipt taxes, franchise and right-of-way access fees, provided that a customer’s annual cost does not exceed seventy-five thousand dollars.

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

2028 Resource Application

On November 22, 2024, PNM filed an application with the NMPRC seeking approval of ESAs, a PPA, and a CCN for system resources in 2028 to be available to meet summer 2028 customer needs. PNM’s request includes:

•Two 150 MW ESAs
•A 167 MW PPA for the Valencia power plant through 2039
•A CCN for a 100 MW solar facility and a 30 MW battery to be PNM-owned and located in San Juan County. The request provides the opportunity to increase the 30 MW battery by an additional 20 MW

On March 12, 2025, PNM and intervening parties filed an unopposed comprehensive stipulation with the NMPRC. The stipulation supports approval of PNM’s application, including the proposed option to increase the 30 MW battery by an additional 20 MW. On May 6, 2025, the hearing examiners issued a certification of stipulation recommending approval of the unopposed stipulation and on June 26, 2025, the NMPRC approved the unopposed stipulation. This matter is now concluded.

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

On June 20, 2025, PNM filed its first annual Grid Modernization Plan review to provide updates on year one implementation progress and outline planned activities for year two, in alignment with regulatory expectations. Additionally, PNM has updated key portions of the forecasted strategy including increasing investments from approximately $344 million to $367 million in the first six years, while decreasing projected operations and maintenance costs by approximately 18%.
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
(Unaudited)
Meta Platforms Inc. Data Center - Phase IV
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

On June 13, 2025, PNM filed an application with the NMPRC for an amended special service contract, PPAs, ESAs, special service rate, and an amended rate rider to service a new phase of the data center, the Greater Kudo, LLC Data Center. This amended special service contract requests:
•three 20-year solar PPAs totaling 290 MW
•three 20-year ESAs totaling 268 MW of storage
•a third revised and restated special service contract with Greater Kudo, LLC Data Center; and
•updates to the special service rate - Renewable Energy Resources, the Green Energy Rider, and the Production Cost Allocation Rider.

On July 3, 2025 a procedural order was issued, with a hearing scheduled for October 27, 2025. PNM is unable to predict the outcome of this matter.

TNMP

On June 20, 2025, Texas House Bill 5247 (“HB 5247”) was signed into law by Governor Gregg Abbott. HB 5247, which took effect immediately, added Section 36.216 to the Public Regulatory Act (“PURA 36.216”), authorizing certain electric utilities with total capital expenditures that exceeded 300 percent of annual depreciation in a calendar year, to elect, in the following calendar year, to file a single, annual proceeding to adjust nonfuel rates on a system-wide basis to reflect changes in transmission and distribution rates previously authorized under certain other interim rate mechanisms. A utility seeking to make this election under PURA 36.216 is required to file a notice with the PUCT informing them of its intent and provide supporting documentation of the applicable capital expenditures at least 60 days before filing the single, annual proceeding and correspondingly must notify the PUCT if the utility determines that it no longer qualifies for continued use of the election. Management has evaluated the application of HB 5247 and PURA 36.216 and determined that TNMP qualifies as the type of electric utility that would be eligible for the election. Currently, TNMP expects to make its first comprehensive filing under Section 36.216 in 2026 with a view towards recovering costs associated with eligible transmission and distribution investments that were placed into service after December 31, 2024 and that are not currently reflected in rates. In the interim, TNMP plans to immediately begin to recognize a regulatory asset for depreciation associated with eligible capital investments placed into service after December 31, 2024. At June 30, 2025 the regulatory asset associated with these costs totals $0.6 million.

Sales and Use Tax Refund

On March 12, 2025, TNMP filed a refund claim with the Texas Comptroller’s office for overpaid sales and use taxes primarily related to asset purchases. The $33.6 million refund request covers periods from January 2022 to October 2024. Although the Company is unable to predict the outcome of the refund claim, the bulk of any refund amounts received, net of consultant fees, are expected to be applied to 2025 TNMP capital projects.

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
On July 24. 2025, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $87.4 million, which would increase revenues by $12.3 million annually. The application is pending before the PUCT.

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments twice per year to reflect changes in investments in distribution assets. Additionally, a DCRF may be filed during a pending rate case proceeding as long as that DCRF request is not filed until the 185th day after the rate case proceeding was initiated. The following sets forth TNMP’s recent interim distribution rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 1, 2023	$157.0	$14.5
July 28, 2024	205.9	15.6
November 17, 2024	43.7	7.7
June 29, 2025	176.6	25.0

On July 31, 2025, TNMP filed its second 2025 DCRF that requested an increase in TNMP annual distribution revenues of $5.4 million based on an increase in rate base of $27.9 million. The case is pending review by the PUCT.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). On May 31, 2024, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2025. On October 24, 2024, the PUCT approved the total amount requested, authorizing recovery of $7.0 million, which includes a performance bonus of $1.3 million based on TNMP’s energy efficiency achievements in the 2023 plan year and became effective March 1, 2025. On May 30, 2025, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2026. The total amount requested was $8.1 million, which includes a performance bonus of $2.5 million based on TNMP’s energy efficiency achievements in 2024. The case is pending review by the PUCT.

Hurricane Beryl

On July 8, 2024, Hurricane Beryl made landfall in the Texas Gulf Coast leaving approximately 116,000 customers in the TNMP service area without power. As of June 30, 2025, TNMP incurred $53.8 million of costs, of which $33.4 million has been recorded in Utility Plant and $20.4 million has been recorded as a Regulatory Asset on the Condensed Consolidated Balance Sheets. TNMP will seek collection of such costs in a future regulatory proceeding.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of June 30, 2025 and December 31, 2024, the unamortized balance of these rights-of-ways was $61.3 million and $67.1 million. PNM recognized amortization expense associated with these agreements of $1.2 million and $2.2 million in the three and six months ended June 30, 2025 and $1.0 million and $2.1 million in the three and six months ended June 30, 2024.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At June 30, 2025, residual value guarantees on fleet vehicle and equipment leases are $0.7 million, $0.7 million, and $1.4 million for PNM, TNMP, and TXNM Consolidated.

Energy Storage Agreements

The Company has ESAs with fixed payments over the life of the agreements, that are accounted for as operating leases, for which Company records the initial lease liabilities and corresponding right-of-use assets. The Company also has ESAs with monthly payments that vary, depending on the available capacity of the energy storage facility, that are also accounted for as operating leases. However, due to the variable nature of the consideration, these agreements do not require a lease liability or a right-of-use asset to be recorded upon inception. Expenses for this type of lease are reflected in variable lease expense in the tables below. In addition, the Company has elected to separate lease components from non-lease components for ESAs and accordingly, does not include non-lease components in the measurement of the lease liability or right-of-use asset. The non-lease components, which are not included in the measurement of the lease liability or the corresponding right-of-use asset, comprise 25.5% of the value of the agreements.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2025			December 31, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$265,016	$388	$265,919	$271,433	$923	$272,894
Current portion of operating lease liabilities	13,253	348	13,640	13,542	713	14,293
Long-term portion of operating lease liabilities	245,330	31	245,847	254,702	167	255,376

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2025			December 31, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Financing leases:
Non-utility property	$25,717	$27,843	$54,912	$24,548	$24,420	$50,144
Accumulated depreciation	(11,814)	(13,825)	(25,989)	(10,997)	(13,411)	(24,604)
Non-utility property, net	13,903	14,018	28,923	13,551	11,009	25,540

Other current liabilities	$4,685	$5,270	$10,284	$4,311	$4,527	$9,126
Other deferred credits	9,242	8,776	18,716	9,262	6,504	16,470

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	June 30, 2025			December 31, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
Weighted average remaining lease term (years):
Operating leases	17.30	0.67	17.26	17.52	1.10	17.45
Financing leases	3.31	3.16	3.23	3.51	2.80	3.20

Weighted average discount rate:
Operating leases	5.70%	4.46%	5.70%	5.68%	4.41%	5.68%
Financing leases	5.26%	5.43%	5.33%	5.08%	5.19%	5.12%
Information for the components of lease expense is as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$5,084	$—	$5,084	$10,167	$—	$10,167
Other operating leases	1,863	131	2,012	3,726	285	4,048
Amounts capitalized	(11)	(106)	(117)	(22)	(236)	(258)
Total operating lease expense	6,936	25	6,979	13,871	49	13,957
Financing lease cost:
Amortization of right-of-use assets	1,230	1,549	2,864	2,431	2,843	5,452
Interest on lease liabilities	184	213	411	364	357	750
Amounts capitalized	(898)	(1,455)	(2,354)	(1,778)	(2,650)	(4,428)
Total financing lease expense	516	307	921	1,017	550	1,774

Variable lease expense	6,579	—	6,579	13,135	—	13,135
Short-term lease expense	178	8	198	369	12	423
Total lease expense for the period	$14,209	$340	$14,677	$28,392	$611	$29,289

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$2,947	$—	$2,947	$5,893	$—	$5,893
Other operating leases	1,908	237	2,157	3,967	507	4,486
Amounts capitalized	(28)	(209)	(237)	(63)	(442)	(505)
Total operating lease expense	4,827	28	4,867	9,797	65	9,874
Financing lease cost:
Amortization of right-of-use assets	1,120	1,315	2,463	2,337	2,631	5,005
Interest on lease liabilities	143	147	294	287	299	591
Amounts capitalized	(756)	(1,161)	(1,917)	(1,597)	(2,343)	(3,940)
Total financing lease expense	507	301	840	1,027	587	1,656

Variable lease expense	433	—	433	793	—	793
Short-term lease expense	148	7	165	352	12	381
Total lease expense for the period	$5,915	$336	$6,305	$11,969	$664	$12,704

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to the Company’s leases is as follows:

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,114	$27	$17,173	$13,701	$26	$13,737
Operating cash flows from financing leases	131	97	256	94	53	152
Finance cash flows from financing leases	884	447	1,499	919	533	1,487

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$49	$9	$58	$27	$69	$663
Financing leases	2,789	5,855	8,848	831	1,736	2,885

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024. Future expected lease payments are shown below:

	As of June 30, 2025
	PNM			TNMP		TXNM
		Operating					Operating
	Financing	Energy Storage	Other	Financing	Operating	Financing	Energy Storage	Other
	(In thousands)
Remainder of 2025	$2,748	$10,167	$135	$3,184	$346	$6,117	$10,167	$514
2026	5,045	20,333	7,045	5,122	16	10,537	20,333	7,130
2027	3,727	20,333	7,049	3,561	14	7,637	20,333	7,134
2028	2,307	20,333	7,052	2,090	11	4,564	20,333	7,135
2029	876	20,333	7,039	1,125	—	2,035	20,333	7,114
Later years	277	287,100	3,660	180	—	456	287,100	4,012
Total minimum lease payments	14,980	378,599	31,980	15,262	387	31,346	378,599	33,039
Less: Imputed interest	1,053	148,145	3,851	1,216	8	2,346	148,145	4,006
Lease liabilities	$13,927	$230,454	$28,129	$14,046	$379	$29,000	$230,454	$29,033

The above table includes $12.9 million, $12.2 million, and $25.2 million for PNM, TNMP, and TXNM at June 30, 2025 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At June 30, 2025, the Company has various lease arrangements that have been executed but have not yet commenced, which are primarily related to ESAs. The Company currently expects that certain leases with commencement dates in 2025 and 2029, that have lease terms expiring in 2045 and 2044, will be recognized as lease assets and liabilities upon the lease commencement. The expected total fixed consideration to be paid for these arrangements, which includes non-lease payments, is approximately $226.3 million over the 20-year terms of the agreements.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items are excluded from the estimated annual rate calculation. Such items include regulatory disallowances, Merger-related costs, and excess tax benefits or deficiencies related to stock awards. At June 30, 2025, TXNM, PNM, and TNMP estimated their effective income tax rates for

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the year ended December 31, 2025 would be 13.37%, 9.35%, and 20.52%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

During the six months ended June 30, 2025, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further decreased by excess tax benefits related to stock awards of $0.4 million for TXNM, of which $0.3 million was allocated to PNM and $0.1 million was allocated to TNMP, and by tax benefits on Merger-related costs of $3.6 million for TXNM, with immaterial amounts allocated to PNM and TNMP.

Beginning February 2018, PNM’s NM 2016 Rate Case reflected the reduction in the federal corporate income tax rate resulting from enactment of legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”), including amortization of excess deferred federal income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, and had been returning the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. Pursuant to the final order in the 2024 Rate Change, the remaining balance of $62.7 million of unprotected excess deferred income taxes is being returned over a four-year period. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the TCJA beginning on January 1, 2019. TXNM, PNM, and TNMP will amortize federal excess deferred income taxes of $25.6 million, $22.9 million, and $2.7 million in 2025. See additional discussion of the impacts of the TCJA in Note 18 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

On July 4, 2025, changes in U.S. federal income tax laws were enacted through the OBBBA. The OBBBA generally extends and makes permanent the changes from the TCJA, including maintaining the 21% corporate tax rate, interest deductibility for regulated electric utilities, and state and local tax deductibility. The OBBBA also accelerates the phase-out of certain Inflation Reduction Act of 2022 energy tax credits and restricts the availability of credits for “foreign entities of concern.” TXNM is evaluating the full effects of the OBBBA on its estimated annual effective tax rate and cash tax position but does not expect the OBBBA to have a material impact on its financial statements. As the OBBBA was signed into law after the close of the second quarter of 2025, no impacts are included in TXNM’s operating results for the three and six months ended June 30, 2025.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Services billings:
TXNM to PNM	$35,317	$31,023	$67,404	$66,430
TXNM to TNMP	14,109	12,885	27,485	27,121
PNM to TNMP	86	109	165	190
TNMP to TXNM	28	—	56	10
TXNM to NMRD	—	—	—	66
Renewable energy purchases:
PNM from NMRD	—	—	—	1,523
Interest billings:
TXNM to PNM	76	25	84	39
PNM to TXNM	132	154	265	309
TXNM to TNMP	41	22	186	179

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

For its annual evaluations performed as of April 1, 2025, TXNM performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company’s expectations of future financial performance since the April 1, 2024 quantitative analysis performed for PNM, as well as the April 1, 2020 quantitative analysis and the previous qualitative analyses through April 1, 2024 performed for TNMP. This analysis considered Company-specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Note 11 and Note 12, including the outcomes in the 2025 Rate Request, PNM’s Grid Modernization Plan, and TNMP’s System Resiliency Plan. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2025 carrying values of PNM and TNMP exceeded their fair value.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For its annual evaluations performed as of April 1, 2024, TXNM performed a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. The quantitative analysis, discussed above, indicated that the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 54%. The qualitative analysis, in addition to the typical considerations discussed above, considered changes in the Company’s expectations of future financial performance since the April 1, 2020 quantitative analysis and the previous qualitative analyses through April 1, 2023 performed for TNMP. The April 1, 2020 quantitative evaluations indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 38%. This analysis considered events specific to TNMP such as the potential impacts of legal and regulatory matters discussed in Note 11 and Note 12. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2024 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2024 annual evaluation, there have been no events, including the Merger, or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

(17)     Merger

On May 18, 2025, TXNM, Parent, and Merger Sub, entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into TXNM, with TXNM surviving the Merger as a direct wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Blackstone Infrastructure.

Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of TXNM (other than (i) the issued shares of TXNM common stock that are owned by TXNM, Parent, Merger Sub, or any other wholly-owned subsidiaries of Parent or TXNM, in each case, not held on behalf of third parties, which will be automatically cancelled at the Effective Time and (ii) shares of TXNM common stock outstanding immediately prior to the Effective Time and held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares in accordance with applicable New Mexico law) will, at the Effective Time, be converted into the right to receive $61.25 in cash, without interest.

The proposed Merger has been unanimously approved by the Board. Consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, without limitation, the approval by at least a majority of the holders of outstanding shares of TXNM common stock entitled to vote thereon, the absence of any material adverse effect on TXNM, no legal prohibition on the consummation of the Merger (a “Legal Restraint”), and the receipt of certain required regulatory approvals (including PUCT, NMPRC, FERC, NRC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976). The Merger Agreement does not contain any financing condition. The Merger is currently expected to close in the second half of 2026.

The Merger Agreement provides that under limited specified circumstances, the Board may change its recommendation in respect of the Merger prior to the receipt of shareholder approval if it determines that an alternative acquisition proposal constitutes a Superior Proposal (as defined in the Merger Agreement) or if an event or circumstance (other than an acquisition proposal or an action taken pursuant to regulatory approval covenants) that is material, first becomes known to the Board after the execution of the Merger Agreement and affects or would reasonably be expected to affect the business of TXNM and its subsidiaries, taken as a whole, or the shareholders of TXNM (including the benefits of the Merger to the shareholders of TXNM), in which case Parent will have the right to terminate the Merger Agreement and receive the TXNM Termination Fee (as defined below).

The Merger Agreement may be terminated by each of TXNM and Parent under certain circumstances, including if the Merger is not consummated by the 15-month anniversary of the execution of the Merger Agreement (as extended, the “End Date”), so long as failure of the Merger to consummate on or before the End Date was not due to the breach of the Merger Agreement by such party, subject to an automatic extension of the End Date until December 31, 2026 and an additional three-month extension by mutual agreement of the parties, in each case if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals or the absence of a Legal Restraint, have been satisfied or waived. The Merger Agreement also provides for other customary termination rights for both Parent (including if the Board changes its recommendation in respect of the Merger) and TXNM. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if Parent terminates the Merger Agreement due to a change in recommendation of the Board or if TXNM terminates the Merger Agreement to accept a Superior Proposal), TXNM will be required to pay Parent a termination fee of $210.0 million plus costs and expenses (“TXNM Termination Fee”). In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party as a result of a Legal Restraint (solely in connection with required regulatory approvals), (ii) if the Merger Agreement is terminated by either party as a result of the Merger not being consummated by the End Date, (iii) the Merger Agreement is terminated by TXNM as a result of a

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
terminable breach by Parent, (iv) Parent fails to effect the closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement or (v) TXNM terminates the June 2025 Purchase Agreement (as defined below) as a result of Purchaser (as defined below) failing to timely consummate the Stock Purchase Closing (as defined below), then, in any such case, upon termination of the Merger Agreement, Parent will be required to pay TXNM a termination fee of $350.0 million plus costs and expenses as the sole and exclusive remedy (the “Parent Termination Fee”).

Parent and Merger Sub have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. Pursuant to an equity commitment letter dated May 18, 2025 (the “Equity Commitment Letter”), Blackstone Infrastructure committed to provide Parent, at the consummation of the Merger, with an equity contribution in the amount set forth therein. In addition, pursuant to debt commitment letters (“Debt Commitment Letters”) delivered to Merger Sub, Royal Bank of Canada, MUFG Bank, Ltd., BNP Paribas, Sumitomo Mitsui Banking Corporation and Canadian Imperial Bank of Commerce have agreed to provide debt financing to Merger Sub following the Closing on the terms and subject to the conditions set forth therein. The equity financing, when funded in accordance with the Equity Commitment Letter together with the debt financing when funded in accordance with the Debt Commitment Letters, will provide an amount that is sufficient to fund the payment of (i) the aggregate per share merger consideration, (ii) the repayment of certain TXNM debt to be satisfied at Closing and (iii) all related fees, costs and expenses. Additionally, following Closing, Parent and TXNM will have sufficient funds to repay, prepay or discharge certain other debt obligations of TXNM. In addition, Blackstone Infrastructure has entered into a limited guarantee with TXNM (the “Limited Guarantee”), pursuant to which Blackstone Infrastructure has guaranteed the obligations of Parent and Merger Sub to pay the Parent Termination Fee and certain costs and expenses reimbursement obligations of TXNM under the Merger Agreement. The Limited Guarantee is capped at $375.0 million.

Upon consummation of the Merger, the outstanding shares of TXNM common stock will be delisted from the New York Stock Exchange (“NYSE”) and deregistered under the Exchange Act.

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

MD&A FOR TXNM

EXECUTIVE SUMMARY

Overview

TXNM is a holding company with two regulated electric utilities, PNM and TNMP, serving approximately 839,000 residential, commercial, and industrial customers in New Mexico and Texas. TXNM strives to create a clean and bright energy future for customers, communities, and shareholders. TXNM’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of sustainability.

Recent Developments

Merger

On May 18, 2025, TXNM, Parent, and Merger Sub (both Parent and Merger Sub are affiliates of Blackstone Infrastructure) entered into the Merger Agreement pursuant to which Merger Sub will merge with and into TXNM, with TXNM surviving the Merger as a direct, wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of TXNM (other than those listed in Note 17) at the Effective Time will be converted into the right to receive $61.25 in cash, without interest.

The proposed Merger has been unanimously approved by the Board. However, consummation of the Merger remains subject to the satisfaction or waiver of certain customary conditions, including, without limitation, the approval by at least a majority of the holders of the common stock of TXNM, no Legal Restraint, and the receipt of certain required regulatory approvals (including the PUCT, the NMPRC, the FERC, the NRC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976). The Merger Agreement does not contain any financing condition and is currently expected to close in the second half of 2026.

2025 Rate Request

In June 2024, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed an increase of $174.3 million in retail revenues which is comprised of a $92.2 million increase in base rates and a $82.1 million increase in revenues collected under PNM’s FPPAC and reflected an ROE of 10.45%. The proposed base rate changes would be implemented in two phases, with the first phase effective July 1, 2025 and the second phase effective January 1, 2026. The requested changes reflect recovery of needed investments across distribution, transmission, and generation facilities to ensure safe reliable delivery of electricity, increased operations and maintenance expenses to meet operational needs including wildfire risk mitigation, necessary costs to service customers associated with ESAs previously approved by the NMPRC, and adjustments to Four Corners depreciation rates to recover remaining plant investments through July 2031, the expected abandonment date of the facility.

In November 2024, PNM filed its unopposed comprehensive stipulation with the NMPRC. Key components include an increase of $105.0 million in retail revenues with the first phase effective July 1, 2025, and the second phase effective April 1, 2026, reflecting an ROE of 9.45%. On April 8, 2025, the hearing examiners issued a certification of stipulation recommending approval of the unopposed stipulation and on May 15, 2025, the NMPRC issued a final order adopting the unopposed stipulation. This matter is now concluded.

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

TXNM measures reliability and benchmark performance of PNM and TNMP against other utilities using industry-standard metrics, including System Average Interruption Duration Index and System Average Interruption Frequency Index. PNM’s and TNMP’s investment plans include projects designed to support reliability and reduce the amount of time customers are without power.

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

PNM participates in the EIM, a real-time wholesale energy trading market operated by the CAISO, that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM passes the cost savings achieved by participating in the EIM through to customers under PNM’s FPPAC. PNM also plans to join the Extended Day Ahead Market (“EDAM”), which is a voluntary day-ahead regional market that expands on CAISO’s EIM market, in the fall of 2027.

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

Investments at TNMP support the continued high growth across each region of its service territory. Economic growth across Texas continues to push the demands on TNMP’s system to new levels, including a new system peak in February 2025. Additionally, the Texas legislature in 2023 passed a series of bills aimed at encouraging investments to enhance grid reliability and resilience. The PUCT has developed, and continues to develop, rules associated with the new legislation. TNMP will continue to submit filings for investments and recovery in accordance with these new rules in addition to the existing rate recovery mechanisms. In June 2025, HB 5247 added Section 36.216 to PURA, which immediately authorized certain electric utilities, like TNMP to elect to defer depreciation expenses for qualifying investments to a regulatory asset until the following year in which they would file a single, annual proceeding upon notification to the PUCT.

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

Superior Customer Experience

The Company strives to deliver a superior customer experience. With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. In 2024, TNMP made significant strides in improving customer satisfaction related to power outages by providing a more user-friendly experience on TNMP’s outage map information system, making it easier for customers to access real-time outage information. In addition, TNMP introduced a new system that allows customers to receive outage alerts through multiple communication channels to enhance transparency and to ensure customers stay informed during outages. In September 2024, TNMP sent employees to assist in restoring power to those communities impacted by Hurricane Helene and in January 2025 TNMP was announced as an EEI Emergency Response Award recipient. The EEI Emergency Response Awards recognize recovery and assistance efforts of electric companies following service disruptions caused by extreme weather or other natural events.

Throughout 2024 and into 2025, PNM continues to hold in-person engagements with residential and business customers through customer advisory councils. These engagements have helped PNM to build and improve customer relationships and have provided PNM with valuable customer insights to gauge customer interest levels towards programs and services to be highly customer centric. Additionally, PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced digital payment options, strategic customer outreach, and improved communications. In 2025, PNM introduced a redesigned customer bill to make it easier for customers to understand their bill as a part of a broader commitment improving transparency and usability. While the electric utility industry continues to experience declines in customer satisfaction, as measured by J.D. Power, PNM’s ranking in 2025 remains stable, reflecting the Company’s sustained efforts to improve the customer journey through a more seamless and customer-friendly experience. PNM continues to focus on addressing energy affordability by promoting participation in utility programs among households with high energy burden to offset high bills. PNM has implemented efforts to increase participation in low-income energy efficiency programs, providing additional aid through the PNM Good Neighbor Fund, partnering with state agencies to make it easier to access funding, improving access to clean energy through expanded outreach and communication, and the implementation of low-income transportation electrification programs. As a result of these communication efforts, 2,859 families in need have received emergency assistance through the PNM Good Neighbor Fund in the six months ended June 30, 2025.

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

The IRA provided benefits for TXNM and its customers by extending and enhancing clean energy incentives such as the investment tax credit and production tax credit. As the Company continues its transition away from carbon emitting sources, these credits reduce the cost of renewable investments. In addition, the IRA includes a new production tax credit for existing nuclear facilities that may create an added benefit for PNM’s ownership in the carbon-free PVNGS. Other IRA provisions encourage transportation electrification with new EV credits and added incentives for vehicle charging infrastructure. In July 2025, the newly enacted OBBBA began to accelerate the phase-out of certain IRA energy tax credits and restricts the availability of credits for “foreign entities of concern.”

Electric Vehicles

TXNM is building upon its goal of 100% carbon-free generation by 2040 with plans for additional emissions reductions through the electrification of its vehicle fleet. Growing the number of EVs within the Company’s fleet will benefit the environment and lower fuel costs furthering the commitment to sustainability. Under the commitment, existing fleet vehicles will be replaced as they are retired with an increasing percentage of EVs. The goals call for 25% of all light duty fleet purchases to be electric by 2025 and 50% to be electric by 2030.

To demonstrate TXNM’s commitment to increase the electrification of vehicles in its service territory, PNM implemented its first TEP in 2022 and received approval of its 2024-2026 TEP in 2024. PNM has launched new transportation electrification offerings that support customer adoption of EVs by addressing barriers to adoption. PNM’s TEP program budget provides financial support to residential and non-residential customers towards the purchase of EV chargers and/or site make-ready costs, as well as customer education and outreach on EV-specific electricity rates to encourage charging during off-peak periods. More than 25% of the program budget is dedicated to low- and moderate-income customers to plan for an equitable transition to an electrified transportation sector.

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

Renewable Energy and Energy Storage
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of June 30, 2025, have a total net generation capacity of 2,779 MW. In addition to PNM’s owned and third-party contracted solar facilities, PNM also has a customer distributed solar generation program that represented 320.5 MW at June 30, 2025. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resources have a generation capacity of 1,360 MW. This includes approximately 310 MW of capacity under the Community Solar Act which will allow PNM to provide customers the option of accessing solar energy.
PNM will continue to seek approval to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet forecasted peak load requirements to serve its customers and New Mexico’s escalating RPS and carbon-free resource requirements.

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

State Regulation and Legislation

TNMP

In the 2023 and 2025 Texas Legislative sessions several bills were passed to support utility reliability and resiliency by encouraging and protecting utility infrastructure investments. Amongst the bills passed was DCRF legislation that adds a second filing per year and shortens the regulatory timeframe for the proceedings. Other bills include system resiliency and temporary mobile generation, which provide opportunities for added investment in TNMP’s service territory and reduce uncertainty around rate recovery. Another bill directs ERCOT to develop reliability plans for the Permian Basin which could result in the need for additional investments in the West Texas service territory. Additionally, the Damaging Critical Infrastructure Bill helps protect TNMP’s investments in response to criminal offenses damaging critical infrastructure facilities. HB 5247 incentivizes utilities who continue to invest in the Permian Basin territory by allowing for the deferral of depreciation expenses and carrying costs of investments in excess of 300 percent of annual depreciation, that are not currently reflected in rates, to a regulatory asset until such time a single, annual proceeding can be filed to adjust nonfuel rates. These pieces of legislation demonstrate that Texas continues to encourage utility investment and prioritizes timely rate recovery. TNMP will look to prioritize investments aligned with these measures that improve the quality of service for current and future customers.

The regulatory framework in Texas strongly encourages investments into the grid by providing timely recovery through rate mechanisms outside of general rate cases. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. TNMP also has approximately 280,000 advanced meters across its service territory, the costs of which are being recovered through base rates.

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

The Power Readiness Bill reduces risk, lead times, and regulatory uncertainty in acquiring additional generation resources and in building large-scale infrastructure needed to competitively serve economic development customers that create jobs. It allows a public utility to annually increase generation capacity by up to 10% of the public utility’s total system peak load. The Power Readiness Bill also shortens the time for regulatory approval of CCN filings for new, major infrastructure and allows a public utility to defer costs of economic development projects, placing them into a regulatory asset until a customer signs a contract or begins taking service.

The New Mexico Energy Transition Act (“ETA”)

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

Grid Modernization Plan

In October 2024, the NMPRC approved PNM’s Grid Modernization Plan which will improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit from the electricity grid consistent with the Grid Modernization Statute. PNM’s plan to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. The approved plan includes grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The approved rate rider will recover capital costs, operating expenses, and taxes associated with the investments included in the plan. In June 2025, the Grid Modernization Plan was updated to reflect an increase in investments from approximately $344 million to $367 million in the first six years and a decrease in projected operations and maintenance costs by approximately 18%.

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

2028 Resource Application

On November 22, 2024, PNM filed an application with the NMPRC seeking approval of two 150 MW ESAs, a 167 MW PPA for the Valencia power plant, and a CCN for a 100 MW solar facility and a 30 MW battery, with a proposed additional 20 MW option, to be available to meet summer 2028 customer needs. On March 12, 2025, PNM and intervening parties filed an unopposed comprehensive stipulation with the NMPRC which supports approval of PNM’s application, including the proposed option to increase the 30 MW battery by an additional 20 MW. On May 6, 2025, the hearing examiners issued a certification of stipulation recommending approval of the unopposed stipulation and on June 26, 2025, the NMPRC approved the unopposed stipulation. This matter is now concluded.

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

Under the terms of the Merger Agreement, TXNM has agreed not to declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its equity securities, or make any other actual, constructive or deemed dividend or distribution in respect of any of its equity securities (except (i) TXNM may continue the declaration and payment of regular quarterly cash dividends on TXNM common stock for each quarterly period ending after the date of the Merger Agreement, in an amount not to exceed $0.4275 in 2025 or 2026, with usual record and payment dates for such quarterly dividends in accordance with past dividend practice, (ii) for any cash dividend or cash distribution by a wholly-owned subsidiary of TXNM to TXNM or another wholly-owned subsidiary of TXNM, and (iii) a “stub period” dividend to holders of record of TXNM common stock as of immediately prior to the Effective Time equal to the product of (1) the number of days from the record date for payment of the last quarterly dividend paid by TXNM prior to the Effective Time, multiplied by (2) a daily dividend rate determined by dividing the amount of the last quarterly dividend paid prior to the Effective Time by ninety-one ).

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

Economic Factors

TNMP – In the three and six months ended June 30, 2025, TNMP experienced an increase in volumetric weather normalized retail load of 5.1% and 3.2% compared to 2024. Weather normalized demand-based load, excluding retail transmission and data center consumers, increased 2.6% and 6.1% in the three and six months ended June 30, 2025 compared to

2024. Data center load, including distribution and transmission, has increased 71.7% and 86.8% in the three and six months ended June 30, 2025 compared to 2024.

PNM – In the three and six months ended June 30, 2025, PNM experienced a decrease of 2.2% and 0.6% in weather normalized residential load. Weather normalized commercial load experienced an increase of 2.9% and 2.3% in the three and six months ended June 30, 2025 compared to 2024. In addition, PNM experienced an increase in industrial load of 20.3% and 20.4% in the three and six months ended June 30, 2025 compared to 2024.

The Company is closely monitoring the impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns or other market conditions, recently enacted federal legislation, and geopolitical activity, including the potential impacts of tariffs. The Company has not experienced, nor does it expect significant negative impacts to customer usage at PNM and TNMP resulting from these economic impacts. However, if current economic conditions worsen, the Company may be required to implement additional measures such as reducing or delaying operating and maintenance expenses and planned capital expenditures.

Results of Operations

Net earnings attributable to TXNM were $30.5 million, or $0.32 per diluted share, in the six months ended June 30, 2025 compared to $95.2 million, or $1.05 per diluted share, in 2024. Among other things, earnings in the six months ended June 30, 2025 benefited from higher transmission and distribution rates at TNMP, higher demand-based load at TNMP, colder weather at TNMP, higher weather normalized retail load at PNM and TNMP, and increased performance by PNM’s NDT, coal mine reclamation, and SJGS decommissioning investment securities. These increases were partially offset by higher operating expenses at PNM and TNMP, increased depreciation at PNM and TNMP due to increased plant in service, lower transmission margin at PNM, capacity arrangements at PNM, milder weather at PNM, and higher interest charges at PNM, TNMP, and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

As of June 30, 2025, TXNM, PNM, and TNMP had revolving credit facilities with capacities of $300.0 million, $440.0 million, and $200.0 million. Total availability for TXNM on a consolidated basis was $565.3 million at July 25, 2025. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. TXNM also has intercompany loan agreements with each of its subsidiaries.

TXNM projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $8.6 billion for 2025 - 2029, including amounts expended through June 30, 2025. These construction expenditures include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives include investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Plan and TNMP’s SRP.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics, and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company’s short-term liquidity position as of July 25, 2025, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $983.7 million through July 2026. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity, including those provided for under the Merger Agreement, in order to fund its capital requirements during the 2025-2029 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of June 30, 2025 and July 25, 2025, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to TXNM is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(In millions, except per share amounts)
Net earnings attributable to TXNM	$21.6	$48.0	$(26.4)	$30.5	$95.2	$(64.7)
Average diluted common and common equivalent shares	96.2	90.6	5.6	94.6	90.5	4.1
Net earnings attributable to TXNM per diluted share	$0.22	$0.53	$(0.31)	$0.32	$1.05	$(0.73)

The components of the change in net earnings attributable to TXNM are:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
	(In millions)
TNMP	$(8.9)	$(1.2)
PNM	(6.4)	(47.4)
Corporate and Other	(11.1)	(16.1)
Net change	$(26.4)	$(64.7)

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(In millions)

Gross margin	$75.1	$73.8	$1.3	$141.4	$128.8	$12.6
Transmission and distribution costs	10.7	9.7	1.0	20.4	18.1	2.3
Depreciation and amortization	34.9	31.0	3.9	70.1	61.4	8.7
Utility margin	$120.8	$114.5	$6.3	$231.9	$208.4	$23.5

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(In millions)
Electric operating revenues	$164.0	$154.4	$9.6	$313.5	$283.2	$30.3
Cost of energy	43.3	39.9	3.4	81.5	74.8	6.7
Utility margin	120.8	114.5	6.3	231.9	208.4	23.5
Operating expenses	37.1	34.1	3.0	70.4	66.9	3.5
Depreciation and amortization	34.9	31.0	3.9	70.1	61.4	8.7
Operating income	48.7	49.3	(0.6)	91.4	80.1	11.3
Other income	1.7	2.8	(1.1)	4.1	3.9	0.2
Interest charges	(23.9)	(14.5)	(9.4)	(41.3)	(27.8)	(13.5)
Segment earnings before income taxes	26.4	37.7	(11.3)	54.3	56.1	(1.8)
Income (taxes)	(5.5)	(7.8)	2.3	(11.0)	(11.6)	0.6
Segment earnings	$21.0	$29.9	$(8.9)	$43.3	$44.5	$(1.2)
The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2025	2024	Change	2025	2024	Change
Volumetric load (1) (GWh)
Residential	837.0	832.5	0.5%	1,546.2	1,474.7	4.8%
Commercial and other	11.5	11.5	—	23.6	23.5	0.4%
Total volumetric load	848.5	844.0	0.5%	1,569.8	1,498.2	4.8%
Demand-based load (2) (MW)	9,435.8	8,114.9	16.3%	18,831.6	15,523.9	21.3%
Average retail consumers (thousands) (3)	281.4	276.5	1.8%	280.9	275.8	1.8%

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

Operating Results – Three Months Ended June 30, 2025, compared to 2024

The following table summarizes the significant changes to gross margin:

Three Months Ended June 30, 2025
Change
Gross margin:	(In millions)

Utility margin (see below)	$6.3
Depreciation and amortization (see below)	(3.9)
Higher vegetation management, outside services and employee related expenses, excluding administrative costs	(1.0)
Other	(0.1)
Net Change	$1.3

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2025
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in September 2024 and March 2025 more than offset by a decrease in ERCOT approved demand	$(0.8)
Distribution rate relief – Distribution cost of service rate increases in July 2024, November 2024, and June 2025	6.3
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 5.1%; the number of volumetric consumers increased 1.8%	1.3
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 2.3%	0.6
Weather – Milder weather in Q2 2025	(1.1)
Deferral of excess deferred income tax benefits refunded through base rates	(0.3)
Rate Riders and other – Impacts of rate riders, including transmission cost recovery factor and energy efficiency rider which are partially offset in operating expenses	0.3
Net Change	$6.3

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2025
Change
Operating expenses:	(In millions)

Higher vegetation management expenses, outside services and employee related expenses	$2.4
Higher capitalization of administrative and general expenses due to higher construction expenditures	(0.9)
Higher allocated depreciation and amortization expense from Corporate and Other	0.3
Higher property tax due to increased utility plant in service	0.7
Higher insurance premiums primarily related to wildfire risk	0.8
Other	(0.3)
Net Change	$3.0

Depreciation and amortization:

Increased utility plant in service	$4.5
Deferred depreciation related to HB 5247 (Note 12)	(0.6)
Net Change	$3.9

Other income (deductions):

Higher equity AFUDC	$0.2
Lower CIAC	(1.6)
Other	0.3
Net Change	$(1.1)

Three Months Ended June 30, 2025
Change
Interest charges:	(In millions)

TNMP Merger Backstop Term Loan (Note 9)	$(1.3)
Loss on reacquired debt	(5.3)
Issuance of FMBs	(4.1)
Repayment of FMBs	1.5
Higher interest on revolving short-term borrowings	(0.8)
Higher debt AFUDC	0.8
Other	(0.2)
Net Change	$(9.4)

Income (taxes) benefits:

Lower segment earnings before income taxes	$2.4
Lower amortization of excess deferred income taxes	(0.3)
Other	0.2
Net Change	$2.3

Operating Results – Six Months Ended June 30, 2025 compared to 2024

The following table summarizes the significant changes to gross margin:

Six Months Ended June 30, 2025
Change
Gross margin:	(In millions)

Utility margin (see below)	$23.5
Depreciation and amortization (see below)	(8.7)
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(2.1)
Other	(0.1)
Net Change	$12.6

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2025
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2024, September 2024, and March 2025 partially offset by a decrease in ERCOT approved demand	$3.6
Distribution rate relief – Distribution cost of service rate increase in July 2024, November 2024, and June 2025	12.6
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 3.2%; the number of volumetric consumers increased 1.8%	1.1
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 6.4%	3.9
Leap Year - Decrease in revenue due to additional day in 2024	(0.3)
Weather – Colder weather in the first quarter of 2025 was partially offset by milder weather in the second quarter of 2025	1.3
Deferral of excess deferred income tax benefits refunded through base rates	(0.2)
Rate Riders and other – Impacts of rate riders, including transmission cost recovery factor and energy efficiency rider which are partially offset in operating expenses	1.5
Net Change	$23.5

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2025
Change
Operating expenses:	(In millions)

Higher employee related, outside services, and vegetation management expenses	$2.8
Higher property taxes due to increased utility plant in service	1.3
Higher capitalization of administrative and general expenses due to higher construction expenditures	(3.7)
Higher allocated depreciation and amortization expense from Corporate and Other	0.6
Higher insurance premiums primarily related to wildfire risk	2.3
Other	0.2
Net Change	$3.5

Depreciation and amortization:

Increased utility plant in service	$9.3
Deferred depreciation related to HB 5247 (Note 12)	(0.6)
Net Change	$8.7

Other income (deductions):

Lower CIAC	$(0.6)
Higher equity AFUDC	0.5
Other	0.3
Net Change	$0.2

Interest charges:

TNMP Merger Backstop Term Loan (Note 9)	$(1.3)
Loss on reacquired debt	(5.3)
Issuance of FMBs	(9.0)
Repayment of FMBs	2.3
Higher interest on revolving short-term borrowings	(1.5)
Higher debt AFUDC	1.7
Other	(0.4)
Net Change	$(13.5)

Income (taxes) benefits:

Lower segment earnings before income taxes	$0.4
Lower amortization of excess deferred federal income taxes	(0.2)
Other	0.4
Net Change	$0.6

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

Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(In millions)

Gross margin	$111.4	$124.7	$(13.3)	$213.7	$245.6	$(31.9)
Energy production costs	26.1	24.6	1.5	50.6	46.8	3.8
Transmission and distribution costs	15.8	15.4	0.4	31.6	29.7	1.9
Depreciation and amortization	60.8	54.2	6.6	120.6	107.5	13.1
Utility margin	$214.0	$218.9	$(4.9)	$416.5	$429.6	$(13.1)

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(In millions)
Electric operating revenues	$338.4	$333.7	$4.7	$671.8	$641.8	$30.0
Cost of energy	124.3	114.8	9.5	255.3	212.2	43.1
Utility margin	214.0	218.9	(4.9)	416.5	429.6	(13.1)
Operating expenses	116.6	106.6	10.0	227.9	213.0	14.9
Depreciation and amortization	60.8	54.2	6.6	120.6	107.5	13.1
Operating income	36.6	58.1	(21.5)	68.0	109.0	(41.0)
Other income (deductions)	26.5	8.3	18.2	29.8	33.4	(3.6)
Interest charges	(32.0)	(25.9)	(6.1)	(61.8)	(51.0)	(10.8)
Segment earnings before income taxes	31.2	40.5	(9.3)	36.0	91.4	(55.4)
Income (taxes) benefit	(2.4)	(5.8)	3.4	(2.4)	(11.6)	9.3
Valencia non-controlling interest	(4.3)	(3.8)	(0.5)	(8.0)	(6.8)	(1.2)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings	$24.4	$30.8	$(6.4)	$25.3	$72.7	$(47.4)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2025	2024	Change	2025	2024	Change
	(Gigawatt hours, except customers)
Residential	772.1	794.2	(2.8)%	1,544.8	1,570.7	(1.6)%
Commercial	899.6	878.5	2.4	1,752.6	1,726.6	1.5
Industrial (1)	599.2	500.6	19.7	1,183.7	985.4	20.1
Public authority	56.5	50.2	12.5	104.2	93.7	11.2
Economy energy service (2)	99.1	121.4	(18.4)	248.8	285.7	(12.9)
Other sales for resale (3)	1,111.6	1,219.5	(8.8)	2,008.8	1,973.7	1.8
	3,538.1	3,564.4	(0.7)%	6,842.9	6,635.8	3.1%
Average retail customers (thousands)	556.3	552.5	0.7%	555.9	551.8	0.7%

(1) Includes energy provided by PNM for renewable energy resources to match the energy and capacity requirements of Meta data center. PNM purchases renewable energy which is passed through to Meta under a rate rider. A special service rate is applied to Meta’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources.
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

Operating Results – Three Months Ended June 30, 2025, compared to 2024

The following table summarizes the significant changes to gross margin:

Three Months Ended June 30, 2025
Change
Gross margin:	(In millions)

Utility margin (see below)	$(4.9)
Depreciation and amortization (see below)	(6.6)
Higher plant maintenance costs at Four Corners and gas fired plants, partially offset by lower costs at PVNGS	(0.9)
Higher employee related and outside services expenses partially offset by lower vegetation management expenses, excluding administrative costs	(0.2)
Other	(0.7)
Net Change	$(13.3)

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2025
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 2.9% for commercial customers and 20.3% for industrial customers, partially offset by decreased sales to residential customers of 2.2%	$1.1
Weather – Milder weather in 2025	(0.9)
Transmission – Increase in revenues primarily due to higher market prices in the second quarter of 2025, partially offset by lower volumes	0.8
Capacity arrangements – Additional energy storage agreements starting in the fourth quarter of 2024 partially offset with sales agreement in 2025	(10.1)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	4.2
Net Change	$(4.9)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2025
Change
Operating expenses:	(In millions)

Higher costs at Four Corners and gas fired plants partially offset with lower costs at PVNGS	$1.2
Higher employee related and outside services expenses partially offset by lower vegetation management expenses	0.5
Higher insurance premiums primarily related to wildfire risk	1.9
Higher property taxes associated with increased utility plant in service	3.3
Higher allocated depreciation and amortization expense from Corporate and Other	0.7
Higher allocated charitable contributions from Corporate and Other related to the 2025 Rate Request	1.5
Higher costs associated with rate riders included in utility margin	0.6
Other	0.3
Net Change	$10.0

Three Months Ended June 30, 2025
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$5.7
Amortization related to ETBC I Securitized Costs, offset in utility margin	0.9
Net Change	$6.6

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$23.0
Lower interest income and higher trust expenses related to investment securities in the NDT and coal mine reclamation trust	(2.3)
Lower equity AFUDC	(1.3)
Higher non-service post-retirement benefit costs	(0.7)
Other	(0.5)
Net Change	$18.2

Interest charges:

Higher interest on term loans	$(3.6)
Higher interest related to remarketed PCRBs in June 2024	(0.7)
Issuance of SUNs in 2025	(3.4)
Repayment of SUNs in 2025	0.5
Higher interest on revolving short-term borrowings	(0.9)
Lower interest on transmission interconnection and security deposit arrangements	0.8
Higher debt AFUDC	1.1
Other	0.1
Net Change	$(6.1)

Income (taxes) benefits:

Lower segment earnings before income taxes	$2.5
Higher amortization of federal excess deferred income taxes	0.9
Net Change	$3.4

Operating Results – Six Months Ended June 30, 2025 compared to 2024

The following table summarizes the significant changes to gross margin:

Six Months Ended June 30, 2025
Change
Gross margin:	(In millions)

Utility margin (see below)	$(13.1)
Depreciation and amortization (see below)	(13.1)
Higher plant maintenance costs at Four Corners and gas fired plants, partially offset by lower costs at PVNGS	(2.6)
Higher employee related and outside services expenses partially offset by lower vegetation management expenses, excluding administrative costs	(1.9)
Other	(1.2)
Net Change	$(31.9)

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2025
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 2.3% for commercial customers and 20.4% for industrial customers, partially offset by decreased sales to residential customers of 0.6%	$5.4
Weather – Milder weather in 2025	(1.1)
Leap Year – Decrease in revenue due to additional day in 2024	(1.9)
Transmission – Decrease in revenues primarily due to lower market prices and lower volumes in 2025	(1.7)
Capacity arrangements – Additional energy storage agreements starting in the fourth quarter of 2024 partially offset with sales agreement in 2025	(20.1)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	6.3
Net Change	$(13.1)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2025
Change
Operating expenses:	(In millions)

Higher costs at Four Corners and gas fired plants partially offset with lower costs at PVNGS	$4.8
Higher employee related and outside services expenses offset by lower vegetation management expenses	0.3
Higher insurance premiums primarily related to wildfire risk	5.0
Higher property taxes associated with increased utility plant in service	2.8
Higher allocated depreciation and amortization expense from Corporate and Other	1.3
Higher allocated charitable contributions from Corporate and Other related to the 2025 Rate Request	1.5
Unrecoverable portion of San Juan Coal Mine reclamation remeasurement related to the capped surface mine liability in 2024	(4.5)
Higher costs associated with rate riders included in utility margin	3.2
Other	0.5
Net Change	$14.9

Depreciation and amortization:

Increased utility plant in service	$11.1
Amortization related to ETBC I Securitized Costs, offset in utility margin	1.8
Other	0.2
Net Change	$13.1

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$3.7
Lower interest income and higher trust expenses related to investment securities in the NDT and coal mine reclamation trust	(2.4)
Lower equity AFUDC	(3.4)
Higher non-service post-retirement benefit costs	(1.5)
Net Change	$(3.6)

Six Months Ended June 30, 2025
Change
Interest charges:	(In millions)

Higher interest on term loans	$(8.3)
Higher interest related to remarketed PCRBs in June 2024	(1.6)
Issuance of SUNs in 2025	(3.4)
Repayment of SUNs in 2025	0.5
Higher interest on revolving short-term borrowings	(2.4)
Lower interest on transmission interconnection and security deposit arrangements	2.2
Higher debt AFUDC	2.0
Other	0.2
Net Change	$(10.8)

Income (taxes) benefits:

Lower segment earnings before income taxes	$14.4
Lower amortization of federal excess deferred income taxes	(4.2)
Other	(0.9)
Net Change	$9.3

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	3.1	(7.4)	10.5	(4.2)	(15.8)	11.6
Depreciation and amortization	9.5	9.2	0.3	19.1	18.7	0.4
Operating (loss)	(12.6)	(1.7)	(10.9)	(14.8)	(2.8)	(12.0)
Other income (deductions)	(1.6)	(0.1)	(1.5)	(1.8)	(15.2)	13.4
Interest charges	(16.1)	(15.5)	(0.6)	(32.5)	(30.8)	(1.7)
Segment (loss) before income taxes	(30.3)	(17.3)	(13.0)	(49.1)	(48.8)	(0.3)
Income (taxes) benefit	6.6	4.6	2.0	11.0	26.9	(15.9)
Segment (loss)	$(23.8)	$(12.7)	$(11.1)	$(38.1)	$(22.0)	$(16.1)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three and six months ended June 30, 2025 includes increases of $11.9 million and $12.7 million in costs related to the Merger. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended June 30, 2025 compared to 2024
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2025
Change
Other income (deductions):	(In millions)

Higher charitable contributions allocated to PNM	$(1.5)
Net Change	$(1.5)

Interest charges:

Issuance of $550.0 million Convertible Notes in June 2024	$(6.2)
Higher interest on short-term borrowings	(0.2)
Lower interest on term loans	5.7
Other	0.1
Net Change	$(0.6)

Income (taxes) benefits:

Higher segment loss before income taxes	$3.3
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	(1.3)
Net Change	$2.0

Operating Results – Six Months Ended June 30, 2025 compared to 2024
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2025
Change
Other income (deductions):	(In millions)

Sale of NMRD equity method investment in 2024	$15.1
Higher charitable contributions allocated to PNM	(1.5)
Other	(0.2)
Net Change	$13.4

Interest charges:

Issuance of $550.0 million Convertible Notes	$(14.1)
Higher interest on short-term borrowings	(0.7)
Lower interest on term loans	13.1
Net Change	$(1.7)

Income (taxes) benefits:

Higher segment loss before income taxes	$0.1
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	(0.2)
Investment Tax Credits related to the sale of NMRD in 2024	(15.7)
Other	(0.1)
Net Change	$(15.9)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in TXNM’s cash flows for the six months ended June 30, 2025, compared to June 30, 2024, are summarized as follows:

	Six Months Ended June 30,
	2025	2024	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$144.8	$169.5	$(24.7)
Investing activities	(611.3)	(479.5)	(131.8)
Financing activities	481.9	326.4	155.5
Net change in cash, cash equivalents, and restricted cash	$15.4	$16.4	$(1.0)

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

Major components of TXNM’s cash inflows and (outflows) from investing activities are shown below:

	Six Months Ended June 30,
	2025	2024	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(60.5)	$(54.6)	$(5.9)
Transmission and distribution	(200.5)	(246.0)	45.5
Nuclear fuel	(11.7)	(10.9)	(0.8)
	(272.7)	(311.5)	38.8
TNMP:
Transmission	(144.1)	(79.8)	(64.3)
Distribution	(173.6)	(173.7)	0.1
	(317.7)	(253.5)	(64.2)
Corporate and Other:
Computer hardware, software, general services, and other	(18.4)	(16.8)	(1.6)
	(608.8)	(581.8)	(27.0)

Other Cash Flows from Investing Activities
Proceeds from sale of plant assets	$—	$2.8	$(2.8)
Proceeds from sales of investment securities	198.7	412.8	(214.1)
Purchases of investment securities	(201.2)	(417.6)	216.4
Proceeds from sale of NMRD	—	116.9	(116.9)
Investments in NMRD	—	(12.6)	12.6
	(2.5)	102.3	(104.8)
Net cash flows used in investing activities	$(611.3)	$(479.5)	$(131.8)

Cash Flows from Financing Activities

The changes in TXNM’s cash flows from financing activities include:

•Short-term borrowings decreased $263.6 million in 2025 compared to an increase of $64.5 million in 2024, resulting in a net decrease in cash flows from financing activities of $328.1 million
•In 2025, TNMP issued $140.0 million aggregate principal amount of TNMP 2025A Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility, to fund capital expenditures, and for other corporate purposes
•In 2025, TNMP offered to prepay an aggregate $1,505.0 million of outstanding TNMP FMBs as a result of the signing of the Merger Agreement. TNMP drew $1,084.3 million on the TNMP Merger Backstop Term Loan to fund the prepayment of the validly-tendered bonds
•In 2025, PNM entered into the PNM 2025 Term Loan for $195.0 million and used the proceeds to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for other corporate purposes
•In 2025, PNM issued $300.0 million aggregate principal amount of PNM 2025A SUNs and used the proceeds to repay existing indebtedness, including the $104.0 million of SUNs that were due in May 2025, to fund capital expenditures, and for other corporate purposes
•In 2025, TXNM physically settled all remaining shares under the TXNM 2024 ATM by issuing 1.1 million shares of TXNM common stock aggregating net proceeds of $49.6 million that were used to repay borrowings under the TXNM Revolving Credit Facility
•In 2025, TXNM repaid $51.0 million in borrowings under the TXNM 2021 Delayed Draw Term Loan
•In 2025, TXNM sold 8,000,000 shares of TXNM common stock in a private placement transaction aggregating $400.0 million and used the proceeds to make a cash equity contribution of $160.0 million to TNMP, to repay borrowings under the TXNM Revolving Credit Facility, and for general corporate purposes
•In 2025, TXNM sold 3,615,003 shares of TXNM common stock in a private placement transaction aggregating $200.0 million and used the proceeds to repay an equal amount of the TXNM 2023 Term Loan

Financing Activities

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

In January 2025, PNM entered into the PNM 2025 Term Loan. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate, which was 5.32% at June 30, 2025, and must be repaid on or before July 21, 2026.

In February 2025, TNMP entered into the TNMP February 2025 Bond Purchase Agreement for the sale of $140.0 million aggregate principal amount of the TNMP February 2025 Bonds. TNMP issued all $140.0 million at a 5.19%

interest rate, due April 1, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes.

In April 2025, PNM entered into the PNM April 2025 Note Purchase Agreement with institutional investors for the sale and issuance of $300.0 million aggregate principal amount of the PNM April 2025 SUNs, offered in private placement transactions. The PNM April 2025 SUNs were issued on April 23, 2025 in two series. PNM issued $125.0 million of the PNM April 2025 SUNs at 5.75%, due June 1, 2032, and another $175.0 million at 6.13%, due June 1, 2037. Proceeds from the PNM April 2025 SUNs were used for the repayment of existing indebtedness, funding of capital expenditures, and general corporate purposes.

In May 2025, TXNM paid the remaining balance due under its TXNM 2021 Delayed Draw Term Loan in accordance with its terms.

In May 2025, TXNM physically settled all shares under the TXNM 2024 ATM Program by issuing 1,104,641 shares to the forward purchasers, aggregating net proceeds of $49.6 million, including $0.5 million for equity issuance costs. TXNM used the proceeds from the settled shares to repay borrowings under the TXNM Revolving Credit Facility. Following this settlement, no additional shares of TXNM’s common stock remain subject to future settlement under the TXNM 2024 ATM Program.

In May 2025, the execution of the Merger Agreement constituted a “Change of Control” under certain TXNM and TNMP debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements. The definition of Change of Control under the PNM debt agreements and PNM note purchase agreements are not triggered by the execution of the Merger Agreement.

In May 2025, TXNM entered the May 2025 Stock Purchase Agreement whereby TXNM sold, in a private placement transaction, 8,000,000 shares of TXNM common stock for a purchase price of $50.00 per share (aggregating $400.0 million). The consummation of the May 2025 Stock Purchase Agreement occurred on June 2, 2025. TXNM used the proceeds to make a cash equity contribution of $160.0 million to TNMP, to repay borrowings under the TXNM Revolving Credit Facility, and for general corporate purposes.

To ensure sufficient liquidity, TXNM entered into the TXNM Merger Backstop Revolving Facility to provide liquidity in the event TXNM was unable to obtain the Lender Consents. The TXNM Merger Backstop Revolving Facility expired according to its terms as TXNM did not make any additional borrowings thereunder by the commitment termination date of May 23, 2025, and TXNM was able to obtain the necessary Lender Consents.

Concurrent with the execution of the TXNM Merger Backstop Revolving Facility, TNMP entered into the TNMP Merger Backstop Term Loan to provide liquidity to repurchase TNMP’s FMBs that were tendered for prepayment pursuant to the Offer (defined below). Borrowings under the TNMP Merger Backstop Term Loan were short-term in nature and bore interest at a variable rate, which was 5.42% at June 30, 2025. On July 21, 2025 TNMP issued the TNMP July 2025 FMBs and used the proceeds to repay the outstanding principal balance under the TNMP Merger Backstop Term Loan on July 22, 2025, terminating that agreement. As TNMP demonstrated the intent and ability to refinance this short-term obligation prior to the issuance of this Form 10-Q, the obligation that existed as of June 30, 2025 has been presented as long-term debt on the Condensed Consolidated Balance Sheets.

The documents governing an aggregate $1,505.0 million of TNMP’s outstanding FMBs obligated TNMP to offer (the “Offer”), within 30 business days following the signing of the Merger Agreement, to prepay all outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. On June 14, 2025, the Offer expired and $1,084.3 million in aggregate principal amount of the bonds were validly tendered. On June 24, 2025, holders whose bonds were validly tendered and accepted for purchase received 100% of the aggregate principal amount of bonds prepaid plus accrued and unpaid interest using funds drawn under the TNMP Merger Backstop Term Loan. The documents governing the TNMP FMBs currently require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay all the remaining outstanding TNMP FMBs at par. TNMP will make such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay.

The information in this Form 10-Q is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. Similar to the offer to prepay made after signing the Merger Agreement, the post-Merger closing offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which will set forth the terms and conditions of the offer to prepay.

In June 2025, TXNM entered into the June 2025 Stock Purchase Agreement whereby TXNM sold and the purchasers named therein agreed to purchase 3,615,003 shares of TXNM common stock for a purchase price of $55.325 per share (for an aggregate amount of approximately $200 million). The closing of the issuance occurred on June 27, 2025. TXNM used the proceeds to repay an equal amount due under the TXNM 2023 Term Loan. TXNM has granted the purchasers customary registration rights with respect to the shares, pursuant to which TXNM is required to register such shares for resale with the SEC no later than five business days after TXNM files this Form 10-Q for the quarterly period ending June 30, 2025.

On July 21, 2025, TNMP entered into the TNMP July 2025 Bond Purchase Agreement with institutional investors for the sale of $1,084.3 million aggregate principal amount of six series of TNMP July 2025 FMBs offered in private placement transactions. The proceeds were used to repay borrowings under the TNMP Merger Backstop Term Loan. See Note 9 for the terms of the TNMP July 2025 FMBs.

On July 31, 2025, PNM entered into the PNM July 2025 Note Purchase Agreement with institutional investors for the sale and issuance of $350.0 million aggregate principal amount of two series of the PNM July 2025 SUNs offered in private placement transactions. PNM used the proceeds from the PNM July 2025 SUNs to repay the PNM $250.0 million SUNs and for general corporate purposes. See Note 9 for the terms of the PNM July 2025 SUNs. As PNM demonstrated the intent and ability to refinance the obligation due under the PNM $250.0 million SUNs prior to the issuance of this Form 10-Q, as of June 30, 2025 this has been presented as Long-term Debt on the Condensed Consolidated Balance Sheets.

Capital Requirements

TXNM’s total capital requirements consist of construction expenditures and cash dividend requirements for TXNM common stock and PNM preferred stock.

Key activities in TXNM’s current construction program include:

•Investing in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2025, are:

	2025	2026-2029	Total
	(In millions)
Construction expenditures	$1,321.3	$6,513.0	$7,834.3
Dividends on TXNM common stock	151.0	611.3	762.3
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,472.8	$7,126.4	$8,599.2

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments in PNM’s Grid Modernization Plan and TNMP’s SRP. These investments provide for a more resilient, reliable, efficient, and decarbonized electric system. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of TXNM to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to TXNM and the Merger (See Note 17). See Note 6 of the Notes to the Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the six months ended June 30, 2025, TXNM met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $3.5 million and $3.6 million in scheduled principal payments due for the ETBC I Securitized Bonds in August 2025 and February 2026. PNM also has $200.0 million under the PNM 2024 Term Loan due in November 2025 and $195.0 million under the PNM 2025 Term Loan due in July 2026. TXNM has $210.0 million under the TXNM 2023 Term Loan due in June 2026. See Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
TXNM’s liquidity arrangements include the $300.0 million TXNM Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $200.0 million TNMP Revolving Credit Facility. Each of these facilities matures on March 30, 2029 and contains two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. On July 25, 2025, PNM amended its PNM New Mexico Credit Facility to, among other things, extend the maturity to May 31, 2030. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$293.7	$—	$325.2
PNM New Mexico Credit Facility	20.0	40.0	20.0	40.0
TNMP Revolving Credit Facility	—	199.4	—	200.0
TXNM Revolving Credit Facility	—	258.0	—	258.0

At June 30, 2025, the weighted average interest rates were 5.66% for the PNM Revolving Credit Facility, 5.67% for the PNM New Mexico Credit Facility, and 5.92% for the TXNM Revolving Credit Facility. There were no outstanding borrowings under the TNMP Revolving Credit Facility.

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

As of July 25, 2025, ratings on the Company’s securities were as follows:

	TXNM	PNM	TNMP
S&P
Issuer rating	BBB	BBB	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB-	BBB	*
Junior subordinated debt	BB+	*	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	Baa1
Senior secured debt	*	*	A2
Senior unsecured debt	Baa3	Baa2	*
Junior subordinated debt	Ba1	*	*
* Not applicable

In its June 2025 credit opinion, Moody’s commented that the announced terms of the proposed Merger are not expected to adversely affect the ratings or outlooks of TXNM or its two utility subsidiaries. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of July 25, 2025, is as follows:

	PNM	TNMP	TXNM Separate	TXNM
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$200.0	$300.0	$900.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	200.0	300.0	940.0

Amounts outstanding as of July 25, 2025:
Revolving Credit Facility	231.8	14.3	85.5	331.6
PNM New Mexico Credit Facility	40.0	—	—	40.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	271.8	14.3	88.6	374.7

Remaining availability as of July 25, 2025	$168.2	$185.7	$211.4	$565.3
Invested cash as of July 25, 2025	$—	$—	$0.9	$0.9

In addition to the above, TXNM has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of July 25, 2025, neither PNM or TNMP had any borrowings from TXNM under their respective intercompany loan agreements. TXNM had $1.7 million of intercompany borrowings from PNMR Development as of July 25, 2025. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

TXNM has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires February 2028. PNM has a shelf registration statement for up to $650.0 million of SUNs that expires in May 2026.

Other Material Cash Requirements

TXNM, PNM, and TNMP have contractual obligations for long-term debt, minimum lease payments, coal contracts, coal mine reclamation, nuclear decommissioning, SJGS plant decommissioning, pension and retiree medical contributions, and other long-term obligations. See MD&A – Other Material Cash Requirements in the 2024 Annual Reports on Form 10-K.

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

Capital Structure

The capitalization tables below include the current maturities of long-term debt but does not include short-term debt or lease obligations as debt.

	June 30, 2025	December 31, 2024
TXNM
TXNM common equity	37.9%	33.9%
Preferred stock of subsidiary	0.1	0.2
Long-term debt [1]	62.0	65.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	43.1%	46.4%
Preferred stock	0.2	0.2
Long-term debt	56.7	53.4
Total capitalization	100.0%	100.0%
TNMP
Common equity	50.8%	48.3%
Long-term debt	49.2	51.7
Total capitalization	100.0%	100.0%
1 TXNM’s long-term debt as of June 30, 2025 includes Convertible Notes (Note 9), which receive 50% equity credit from ratings organizations.

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

As of June 30, 2025, approximately 28% of PNM’s generating capacity, including resources owned, leased, under PPAs or ESAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

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
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of June 30, 2025 have a total net generation capacity of 2,779 MW. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resource plans have a generation capacity of 1,360 MW. This includes approximately 310 MW of capacity under the Community Solar Act which will allow PNM to provide customers the option of accessing solar energy. PNM will continue to seek approval to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet forecasted peak load requirements to serve its customers and New Mexico’s escalating RPS and carbon-free resource requirements.

PNM also has a customer distributed solar generation program that represented 320.5 MW at June 30, 2025. PNM’s distributed solar programs will generate an estimated 641.0 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs were an estimated 8,227 GWh of electricity through 2024. PNM projects energy efficiency and load management programs between 2025 and 2039 will provide the equivalent of approximately 11,900 GWh of electricity savings, which will avoid approximately 1.2 million tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

EPA also determined that its finding of endangerment requires it to issue performance standards under Section 111 of the CAA to regulate GHG emissions from new and existing stationary sources, including fossil fuel fired EGUs. Accordingly, in 2015, EPA issued Carbon Pollution Standards for new, modified, and reconstructed power plants (under Section 111(b)) and the Clean Power Plan for existing power plants (under Section 111(d)).

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

In 2024, EPA adopted regulatory actions under CAA Sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term), natural gas co-firing (medium-term), or exempt from the rule via early retirement. The standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups and some power companies and labor unions filed challenges to the rule at the DC Circuit, which heard oral arguments on December 6, 2024.

On January 20, 2025, President Trump signed an executive order entitled “Unleashing American Energy” directing all agencies, including EPA, to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. The order also disbands the Interagency Working Group on the Social Cost of Greenhouse Gases, eliminates the “social cost of carbon” from consideration in any Federal permitting or regulatory decision, and expressly directs EPA to submit joint recommendations on the legality and continuing applicability of the 2009 endangerment finding for greenhouse gases that currently provides the legal basis for EPA to regulate greenhouse gases under the CAA. On March 12, 2025, EPA announced it will formally reconsider the 2009 endangerment finding in collaboration with the OMB and other relevant agencies. On June 17, 2025, EPA published a two-part proposed rule in the Federal Register to repeal and revise the GHG emission standards for EGUs. EPA primarily proposes to find that GHG emissions from fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of CAA Section 111, which would preclude EPA from regulating GHG emissions from those plants. As a result, EPA is proposing to repeal all GHG standards for the power sector promulgated under CAA Section 111 in both 2015 and 2024. EPA also proposed in the alternative to find that CCS is not adequately demonstrated and that neither CCS nor gas co-firing are the best system of emission reduction for GHG emissions from power plants, which findings also support repeal of those specific requirements from the rules adopted in 2024. Comments are due by August 7, 2025 and EPA intends to finalize the proposed rule by the end of 2025.

Federal Legislation

In July 2025, President Trump signed the OBBBA, significantly altering the landscape of climate action and clean energy initiatives in the United States. The legislation revises and, in some cases, phases out tax credits established under the IRA and also includes restrictions on the availability of credits for “foreign entities of concern.” It is uncertain under the new Trump Administration, given the control of both houses of Congress by the Republican Party, what additional Federal legislation on climate change is expected during this Congress.

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

The State of California has enacted comprehensive climate-related disclosure laws that will require large entities doing business in the state to measure and disclose Scope 1 and Scope 2 GHG emissions beginning in 2026, Scope 3 GHG emissions beginning in 2027, and to publish biennial reports detailing climate-related financial risk beginning in January 2026. The State of California has yet to issue implementing regulations for its laws, and we are closely monitoring developments to determine if any TXNM entity would be required to make disclosures under California law and for the nature of any such required disclosures.

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

PNM calculated GHG reductions that resulted from scenarios that captured PNM’s retirement of its share of the SJGS in 2022 and assumed exiting Four Corners in 2031. With that PNM set a goal to have a 100% carbon-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% carbon-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S. INDC of 50% to 52% carbon emissions reduction by 2030 and the Biden Administration’s goal of net-zero carbon emissions economy-wide by 2050.

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

As of June 30, 2025, there have been no significant changes with regard to the critical accounting policies disclosed in TXNM’s, PNM’s, and TNMP’s 2024 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
These factors, which are neither presented in order of importance nor weighted, include:

•The failure of Parent to obtain any equity, debt, or other financing necessary to complete the Merger
•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including in circumstances requiring TXNM to pay a termination fee
•The possibility that TXNM’s shareholders may not approve the Merger Agreement
•The receipt of an unsolicited offer from another party to acquire our assets or capital stock that could interfere with the Merger
•The outcome of any legal proceedings, regulatory proceedings, or enforcement matters that may be instituted relating to the Merger
•Risks related to disruption of management time from ongoing business operations due to the proposed Merger
•The risk that the proposed transaction and its announcement could have an adverse effect on the ability of TXNM to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally

•The announcement and pendency of the Merger, during which TXNM is subject to certain operating restrictions, could have an adverse effect on TXNM’s businesses, results of operations, financial condition or cash flows
•The costs incurred to consummate the Merger
•The risk that the price of TXNM’s common stock may fluctuate during the pendency of the proposed transaction and may decline significantly if the proposed transaction is not completed
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt, including convertible debt, and access the financial markets in order to repay or refinance debt as it comes due and for ongoing operations and construction expenditures due to disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from regulatory proceedings, actions by the Federal Reserve, entry into the Merger Agreement, geopolitical activity, including tariffs, or the risk of wildfires and storms
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, approved PPAs and ESAs), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from TXNM’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, storms, terrorism, cybersecurity breaches, and other catastrophic events, including the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues beyond the extent of insurance coverage
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, tariffs, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act, the Infrastructure Investment and Jobs Act of 2021, the OBBBA, and other matters
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from actions by the Federal Reserve to address inflationary concerns, and international developments
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate reclamation and decommissioning at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2025, and the year ended December 31, 2024, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the six months ended June 30, 2025 and 2024, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and $3.2 million and $4.5 million of fair value losses have been recorded as a regulatory asset. All of the fair values as of June 30, 2025 and December 31, 2024, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by the end of 2025.
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

Schedule of Credit Risk Exposure
June 30, 2025
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$1,837	2	$1,519
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	230	—	—
Non-investment grade	—	—	—
Total	$2,067		$1,519

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.
(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At June 30, 2025, TXNM held no cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2025, was $1.1 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP’s long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. TXNM’s debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity and hedging arrangements and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities and term loans are based on SOFR.

At July 25, 2025, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
TXNM Revolving Credit Facility	5.93%	$85,500	$300,000
PNM Revolving Credit Facility	5.69	231,800	400,000
PNM New Mexico Credit Facility	5.70	40,000	40,000
TNMP Revolving Credit Facility	5.28	14,300	200,000
		$371,600	$940,000
Long-term Debt:
TXNM 2023 Term Loan	5.78	210,000
PNM 2024 Term Loan	5.35	200,000
PNM 2025 Term Loan	5.35	195,000
		$605,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $487.0 million at June 30, 2025, of which 10.4% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2025, the decrease in the fair value of the fixed-rate securities would be 0.3%, or $0.2 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2025. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 82.7% of the securities held by the trusts as of June 30, 2025. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $40.3 million.

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
PART II. OTHER INFORMATION

[None]

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for TXNM, PNM, and TNMP, incorporated in this item by reference.
Note 11

•TXNM – Merger Related Litigation

Note 12

•PNM – 2024 Rate Change
•PNM – Integrated Resource Plans
•PNM – Grid Modernization Plan
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in TXNM’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2024, except as set forth below.
Risks Relating to the Proposed Merger with Blackstone Infrastructure

There is no assurance when or if the proposed Merger will be completed.

Completion of the proposed Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including approval by the holders of at least a majority of outstanding shares of TXNM common stock entitled to vote thereon, regulatory approvals and other customary closing conditions. There can be no assurance that the conditions to completion of the proposed Merger will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the proposed Merger. In addition, each of Blackstone Infrastructure and TXNM may unilaterally terminate the Merger Agreement under certain circumstances, and Blackstone Infrastructure and TXNM may agree at any time to terminate the Merger Agreement, even if TXNM shareholders have already approved the Merger Agreement and thereby approved the Merger and the other transactions contemplated by the Merger Agreement.

Blackstone Infrastructure and TXNM may be unable to obtain the regulatory approvals required to complete the proposed Merger.

In addition to other conditions set forth in the Merger Agreement, completion of the proposed Merger is conditioned upon the receipt of various state and U.S. federal regulatory approvals, including, but not limited to, expiration or termination of the applicable waiting period under HSR and approval by NMPRC, PUCT, FERC, and NRC. Blackstone Infrastructure and TXNM will make various filings and submissions and will pursue all required consents, orders and approvals in accordance with the Merger Agreement. These consents, orders and approvals may impose requirements, limitations or costs or place restrictions, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an event occurs that constitutes a material adverse effect with respect to TXNM and thereby may allow Blackstone Infrastructure not to complete the proposed Merger. Such extended period of time also may increase the chance that other adverse effects with respect to TXNM could occur, such as the loss of key personnel. Further, no assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing will be satisfied.

The announcement and pendency of the proposed Merger, during which TXNM is subject to certain operating restrictions, could have an adverse effect on TXNM’s businesses, results of operations, financial condition, or cash flows.

The announcement and pendency of the proposed Merger could disrupt TXNM’s businesses, and uncertainty about the effect of the Merger may have an adverse effect on TXNM. These uncertainties could disrupt the business of TXNM and cause suppliers, vendors, partners, and others that deal with TXNM to defer entering into contracts with TXNM or making other decisions concerning TXNM or seek to change or cancel existing business relationships with TXNM. In addition, TXNM’s employees may experience uncertainty regarding their roles after the Merger; for example, employees may depart either before the completion of the Merger because of such uncertainty and issues relating to the difficulty of coordination or a desire not to remain following the Merger; and the pendency of the Merger may adversely affect TXNM’s ability to retain, recruit, and motivate key personnel. Additionally, the attention of TXNM’s management may be directed towards the completion of the Merger including obtaining regulatory approvals and other transaction-related considerations and may be diverted from the day-to-day business operations of TXNM and matters related to the Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to TXNM. Additionally, the Merger requires TXNM to obtain Blackstone Infrastructure’s consent prior to taking certain specified actions while the Merger is pending. These restrictions may prevent TXNM from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to its business or executing certain of its business strategies prior to the completion of the Merger. Further, the Merger may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits relating to the Merger. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of TXNM.

TXNM will incur substantial transaction fees and costs in connection with the proposed Merger.

TXNM has incurred and expects to incur additional material non-recurring expenses in connection with the proposed Merger and completion of the transactions contemplated by the Merger Agreement. Further, even if the proposed Merger is not completed, TXNM will need to pay certain costs relating to the proposed Merger incurred prior to the date the proposed Merger was abandoned, such as legal, accounting, financial advisory, filing, and printing fees.

The termination of the Merger Agreement could negatively impact TXNM.

If the Merger is not completed for any reason, the ongoing business of TXNM may be adversely affected and, without realizing any of the anticipated benefits of having completed the Merger, TXNM would be subject to a number of risks, including the following:

•TXNM may experience negative reactions from the financial markets, including a decline of its stock price (which may reflect a market assumption that the Merger will be completed);
•TXNM may experience negative reactions from its customers, regulators and employees;
•TXNM may be required to pay certain costs relating to the Merger, whether or not the Merger is completed; and
•Matters relating to the Merger will have required substantial commitments of time and resources by TXNM management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to TXNM as an independent company.

If the Merger Agreement is terminated and the Board seeks another merger, business combination or other transaction, TXNM shareholders cannot be certain that TXNM will be able to find a party willing to offer equivalent or more attractive consideration than the consideration TXNM shareholders would receive in the Merger. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement (including if Blackstone Infrastructure terminates the Merger Agreement due to a change in recommendation of the Board or if TXNM terminates the Merger Agreement to accept a Superior Proposal), TXNM will be required to pay Blackstone Infrastructure a termination fee of $210.0 million, plus costs and expenses.

Litigation may be instituted against TXNM and members of the Board challenging the proposed Merger, and adverse judgments in these lawsuits may prevent the proposed Merger from becoming effective within the expected timeframe or at all.

TXNM and members of the Board may be named as defendants in putative class action lawsuits or other proceedings that may be brought by TXNM shareholders challenging the proposed Merger. If the plaintiffs in any of these actions seek a preliminary or permanent injunction and are successful in obtaining one, the parties may be prevented from completing the proposed Merger in the expected timeframe, if at all. Even if the plaintiffs in these potential actions are not successful in obtaining an injunction, they may nevertheless continue the action and seek damages after the transaction has closed. In addition, the costs of defending against such claims could adversely affect the financial condition of TXNM and such actions could adversely affect the reputation of TXNM and members of its Board or management.

Counsel for TXNM received a number of demand letters from law firms on behalf of individuals who are purported TXNM shareholders, accompanied by draft complaints naming TXNM and its directors as defendants and alleging that TXNM’s preliminary proxy statement with respect to the Merger, omitted or misrepresented certain material information. Such draft complaints include a request for injunctive relief with respect to the TXNM shareholder vote to approve, and the closing of, the Merger, as well as other remedies, including counsel fees. TXNM believes that the allegations set forth in the demand letters and draft complaints are without merit and, if such complaints are actually filed, will defend such actions vigorously.

The Merger Agreement contains provisions that could discourage a potential alternative acquirer that might be willing to pay more to acquire TXNM.

The Merger Agreement contains customary “no shop” provisions which state that we will not solicit or facilitate proposals regarding a merger or similar transaction with another party except in certain limited circumstances. While the Board may withdraw or change its recommendation regarding the Merger Agreement in response to an unsolicited third-party proposal to acquire TXNM that the Board determines to be superior to the Merger, there are restrictions on its ability to do so, and in certain circumstances, TXNM may also be required to pay Blackstone Infrastructure a termination fee. These provisions could discourage a potential third-party acquirer from considering or proposing an alternative acquisition, even if it were prepared to pay consideration with a higher value than that proposed to be paid in the Merger.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PNM July 2025 SUNs

On July 31, 2025, PNM, entered into the PNM July 2025 Note Purchase Agreement with the institutional investor parties thereto for the sale of $350.0 million aggregate principal amount of senior unsecured notes in the following series and denominations: (i) $200.0 million aggregate principal amount of its 5.47% Senior Unsecured Notes, Series C, due July 31, 2031, and (ii) $150.0 million aggregate principal amount of its 6.03% Senior Unsecured Notes, Series D, due July 31, 2036 (the “PNM July 2025 SUNs”). The PNM July 2025 SUNs were issued on July 31, 2025 in a private placement transaction in reliance on an exemption from registration under the Securities Act. Interest on the PNM July 2025 SUNs is payable semiannually on January 31 and July 31 of each year, commencing on January 31, 2026.

PNM will use the gross proceeds from the PNM July 2025 SUNs for the repayment of existing indebtedness, funding of capital expenditures, and general corporate purposes.

The terms of the PNM July 2025 Note Purchase Agreement, which continue to apply so long as any of the PNM July 2025 SUNs are outstanding, include customary covenants, including a covenant that requires PNM to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, including a cross-default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control (as defined in the PNM July 2025 Note Purchase Agreement), PNM will be required to offer to prepay the PNM July 2025 SUNs at par. The proposed transaction between TXNM and Blackstone Infrastructure would not constitute a change in control under the PNM July 2025 SUNs. PNM has the right to redeem any or all of the PNM July 2025 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

The foregoing description is qualified in its entirety by the PNM July 2025 Note Purchase Agreement, which is filed as Exhibit 10.12 to this Form 10-Q and is incorporated herein by reference.

The PNM July 2025 SUNs are not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements and applicable state laws. This Form 10-Q does not constitute an offer to sell nor a solicitation of an offer to purchase the PNM July 2025 SUNs or any other securities, and shall not constitute an offer, solicitation or sale in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful.

ITEM 6. EXHIBITS

2.1	TXNM
Agreement and Plan of Merger, dated as of May 18, 2025, by and among TXNM Energy, Inc., Troy ParentCo LLC and Troy Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to TXNM’s Current Report on Form 8-K filed May 19, 2025)

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
Twenty-Fourth Supplemental Indenture, dated as of July 21, 2025, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee. (incorporated by reference to Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed July 22, 2025)

10.1	TXNM
TXNM Merger Backstop Revolving Facility, dated as of May 18, 2025, by and among TXNM Energy, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to TXNM’s Current Report on Form 8-K filed May 19, 2025)

10.2	TXNM
Stock Purchase Agreement, dated as of May 18, 2025 by and between TXNM Energy, Inc. and Troy TopCo LP. (incorporated by reference to Exhibit 10.3 to TXNM’s Current Report on Form 8-K filed May 19, 2025)

10.3	TXNM
Fourteenth Amendment to Credit Agreement, dated as of May 23, 2025, among TXNM Energy, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to TXNM’s Current Report on Form 8-K filed May 27, 2025)

10.4	TXNM
First Amendment to Term Loan Agreement, dated as of May 23, 2025, among TXNM Energy, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.2 to TXNM’s Current Report on Form 8-K filed May 27, 2025)

10.5	TXNM
Consent and Waiver to Standby Letter of Credit, dated May 18, 2025, between TXNM Energy, Inc., and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.3 to TXNM’s Current Report on Form 8-K filed May 27, 2025)

10.6	TXNM
Stock Purchase Agreement, dated as of June 24, 2025 by and among TXNM Energy, Inc., Zimmer Partners, LP and the Purchasers set forth on Schedule I thereto. (incorporated by reference to Exhibit 10.1 to TXNM’s Current Report on Form 8-K filed June 24, 2025)

10.7	TXNM	First Amendment dated July 29, 2025 to TXNM 2025 Officer Annual Incentive Plan

10.8	TXNM	First Amendment dated July 29, 2025 to TXNM 2025 Long-Term Incentive Plan

10.9	TXNM	Fourth Amendment dated July 29, 2025 to TXNM 2024 Long-Term Incentive Plan

10.10	TXNM	Fifth Amendment dated July 29, 2025 to TXNM 2023 Long-Term Incentive Plan

10.11	PNM
Note Purchase Agreement, dated April 23, 2025, between Public Service Company of New Mexico and the purchasers named therein (incorporated by reference to Exhibit 10.1 to PNM’s Current Report on Form 8-K filed April 23, 2025)

10.12	PNM	Note Purchase Agreement, dated July 31, 2025, between Public Service Company of New Mexico and the purchasers named therein

10.13	TNMP
TNMP Merger Backstop Term Loan, dated as of May 18, 2025, by and among Texas-New Mexico power Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.2 to TNMP’s Current Report on Form 8-K filed May 19, 2025)

10.14	TNMP
First Amendment to Credit Agreement, dated May 23, 2025, between Texas-New Mexico power Company, the lenders party thereto, and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.4 to TNMP’s Current Report on Form 8-K filed May 27, 2025)

10.15	TNMP
Bond Purchase Agreement, dated July 21, 2025, between Texas-New Mexico Power Company and the purchasers named therein. (incorporated by reference to Exhibit 10.1 to TNMP’s Current Report on Form 8-K filed July 22, 2025)

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

TXNM ENERGY, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	August 1, 2025	/s/ Gerald R. Bischoff
Gerald R. Bischoff
Vice President and Corporate Controller
(Officer duly authorized to sign this report)