Form 10-Q
period 2025-09-30
TXNM ENERGY INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2025-10-31
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of October 24, 2025, 108,921,356 shares of common stock, no par value per share, of TXNM were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of October 24, 2025, was 39,117,799 all held by TXNM (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of October 24, 2025, was 6,358 all held indirectly by TXNM (and none held by non-affiliates).

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
2025 Rate Request	PNM’s request for a general increase in electric rates filed with the NMPRC on June 14, 2024 using a FTY beginning July 1, 2025
2028 Resource Application	PNM’s November 22, 2024 application with the NMPRC for approval of resources to be available for the 2028 summer peak
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc. until the completion of its sale on September 30, 2024 to Basalt Infrastructure Partners LLC
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
Blackstone Infrastructure	Blackstone Infrastructure Partners L.P.
Board	Board of Directors of TXNM
CAA	Clean Air Act
CAISO	California Independent System Operator
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCS	Carbon Capture and Storage/Sequestration
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
Community Solar Act	Senate Bill 84 effective June 18, 2021
Convertible Notes	TXNM’s $550.0 million junior subordinated convertible notes issued on June 10, 2024 and June 21, 2024
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
EDAM	Extended Day Ahead Market
EEI	Edison Electric Institute, an association representing all U.S. investor-owned electric companies
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
Energy Transition Charge(s)	Rate rider established to collect non-bypassable customer charges for repayment of the ETBC I Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA(s)	Energy Storage Agreement(s)
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
ETBC I Securitized Bonds	On November 15, 2023, ETBC I issued $343.2 million aggregate principal amount of its senior secured energy transition bonds, Series A in two tranches
EUEA	The New Mexico Efficient Use of Energy Act
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FMB	First Mortgage Bond
Four Corners	Four Corners Power Plant
Four Corners CSA	Four Corners’ coal supply contract with NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year

GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
Grid Modernization Plan	PNM’s NMPRC approved plan for grid modernization that includes investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of TXNM pursuant to the Merger Agreement, with TXNM surviving as a direct, wholly-owned subsidiary of Parent (an affiliate of Blackstone Infrastructure Partners L.P.)
Merger Agreement	The Agreement and Plan of Merger, dated May 18, 2025, by and among TXNM, Parent, and Merger Sub
Merger Sub	Troy Merger Sub Inc., a New Mexico corporation, direct subsidiary of Parent and affiliate of Blackstone Infrastructure Partners L.P., which will merge with and into TXNM at the Effective Time of the Merger
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
New Mexico Wind	New Mexico Wind Energy Center
NM	New Mexico
NM 2015 Rate Case	Request for a General Increase in Electric Rates Field by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, previously owned 50% each by PNMR Development and AEP OnSite Partners, LLC (“AEP OnSite Partners”)
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OBBBA	One Big Beautiful Bill Act of 2025
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Parent	Troy ParentCo LLC, a Delaware limited liability company and an affiliate of Blackstone Infrastructure Partners L.P.
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PEP	Performance Equity Plan
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries

PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2024 Term Loan	PNM’s $200.0 million term loan that matures on November 10, 2025
PNM 2025 Term Loan	PNM’s $195.0 Million Unsecured Term Loan issued on January 21, 2025
PNM April 2025 Note Purchase Agreement	PNM’s agreement for sale of PNM’s April 2025 SUNs
PNM April 2025 SUNs	PNM’s $300.0 million Senior Unsecured Notes issued on April 23, 2025
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of TXNM
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP(s)	Retail Electricity Provider
RFP	Request for Proposal
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	TNMP’s System Resiliency Plan
SUNs	Senior Unsecured Notes
TCJA	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP 2024 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP 2024 Bond Purchase Agreement
TNMP 2024 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $285.0 million of TNMP’s 2024 Bonds
TNMP February 2025 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP February 2025 Bond Purchase Agreement
TNMP February 2025 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $140.0 Million of TNMP February 2025 Bonds
TNMP Revolving Credit Facility	TNMP’s $200.0 million Secured Revolving Credit Facility
TSA(s)	Transmission Service Agreement(s)
TXNM	TXNM Energy, Inc. formerly known as PNM Resources, Inc. (“PNMR”)
TXNM 2021 Delayed-Draw Term Loan	TXNM’s $1.0 billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
TXNM 2023 Term Loan	TXNM’s $500.0 million term loan that matures on June 30, 2026
TXNM 2024 ATM Program	TXNM’s distribution agreement pursuant to which the Company issued and sold an aggregate sales price of $300.0 million of its common stock, no par value, through the sales agents
TXNM 2025 ATM Program	TXNM’s distribution agreement pursuant to which the Company issued and sold an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents
TXNM Revolving Credit Facility	TXNM’s $300.0 million Unsecured Revolving Credit Facility
U.S.	The Unites States of America

U.S. Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
Western Spirit Line	An approximately 150-mile 345-kV transmission line
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRAP	Western Resource Adequacy Program
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of San Juan Coal Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Electric Operating Revenues	$647,162	$569,256	$1,632,374	$1,494,235
Operating Expenses:
Cost of energy	195,042	138,909	531,846	425,919
Administrative and general	68,445	64,840	205,205	179,848
Energy production costs	21,172	21,259	71,799	68,055
Regulatory disallowances	(731)	6,142	(731)	10,601
Depreciation and amortization	105,012	97,400	314,798	285,000
Transmission and distribution costs	27,167	23,660	79,133	71,475
Taxes other than income taxes	28,185	25,966	82,864	75,984
Total operating expenses	444,292	378,176	1,284,914	1,116,882
Operating income	202,870	191,080	347,460	377,353
Other Income and Deductions:
Interest income	6,496	8,669	14,615	17,719
Gains on investment securities	11,376	13,770	33,691	32,326
Other income	7,688	7,953	18,121	20,552
Other (deductions)	(3,028)	(1,988)	(11,767)	(20,146)
Net other income and deductions	22,532	28,404	54,660	50,451
Interest Charges	70,149	59,664	205,713	169,254
Earnings before Income Taxes	155,253	159,820	196,407	258,550
Income Taxes	18,949	23,422	21,293	19,822
Net Earnings	136,304	136,398	175,114	238,728
(Earnings) Attributable to Valencia Non-controlling Interest	(5,462)	(5,064)	(13,509)	(11,891)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to TXNM	$130,710	$131,202	$161,209	$226,441
Net Earnings Attributable to TXNM per Common Share:
Basic	$1.22	$1.45	$1.63	$2.50
Diluted	$1.22	$1.45	$1.63	$2.50
Dividends Declared per Common Share	$0.4075	$0.3875	$1.2225	$1.1625

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net Earnings	$136,304	$136,398	$175,114	$238,728
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) of $(36), $(241), $(164), and $(92)	105	708	481	270
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $69, $93, $155, and $3,285	(204)	(273)	(456)	(9,647)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(349), $(309), $(1,047), and $(927)	1,025	907	3,076	2,722
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(242), $2,383, $391, and $3,477	713	(6,999)	(1,147)	(10,212)
Reclassification adjustment for gains included in net earnings, net of income tax (expense) benefit of $0, $(735), $0, and $(2,148)	—	2,158	—	6,308
Total Other Comprehensive Income (Loss)	1,639	(3,499)	1,954	(10,559)
Comprehensive Income	137,943	132,899	177,068	228,169
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(5,462)	(5,064)	(13,509)	(11,891)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to TXNM	$132,349	$127,703	$163,163	$215,882

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$175,114	$238,728
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	361,095	313,919
Deferred income tax expense	19,901	38,383
(Gain) on sale of NMRD	—	(4,449)
(Gains) on investment securities	(33,691)	(32,326)
Stock based compensation expense	6,676	7,845
Regulatory disallowances	(731)	10,601
Allowance for equity funds used during construction	(11,319)	(13,911)
Other, net	2,735	3,025
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(76,923)	(38,466)
Materials, supplies, and fuel stock	(6,125)	(22,484)
Other current assets	(13,584)	14,835
Other assets	(27,568)	(80,640)
Accounts payable	3,007	(24,027)
Accrued interest and taxes	28,770	18,462
Other current liabilities	(2,620)	(85,393)
Other liabilities	2,053	5,419
Net cash flows from operating activities	426,790	349,521

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(886,111)	(905,513)
Proceeds from sale of plant assets	—	2,840
Proceeds from sales of investment securities	440,720	745,645
Purchases of investment securities	(445,054)	(756,591)
Proceeds from sale of NMRD	—	116,936
Investments in NMRD	—	(12,550)
Other, net	(75)	3,375
Net cash flows used in investing activities	(890,520)	(805,858)

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$1,910,600	$2,181,800
Revolving credit facilities repayments	(2,206,100)	(1,984,700)
Long-term borrowings	3,153,600	1,233,000
Repayment of long-term debt	(2,990,507)	(819,529)
Issuance of common stock	842,891	—
Awards of common stock	(8,433)	(7,983)
Dividends paid	(118,855)	(105,254)
Valencia’s transactions with its owner	(15,102)	(13,780)
Transmission interconnection and security deposit arrangements	33,936	79,718
Refunds paid under transmission interconnection and security deposit arrangements	(102,811)	(74,667)
Debt issuance costs and other, net	(17,590)	(19,775)
Net cash flows from financing activities	481,629	468,830

Change in Cash, Cash Equivalents, and Restricted Cash	17,899	12,493
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	22,085	3,943
Cash, Cash Equivalents, and Restricted Cash at End of Period	$39,984	$16,436

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$17,587	$1,728
At end of period	$7,918	$9,201

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$161,677	$147,418
Income taxes paid (refunded), net	$2,350	$(395)

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$53,059	$44,714

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$32,066	$4,498
Accounts receivable, net of allowance for credit losses of $1,348 and $1,398	190,913	130,351
Unbilled revenues	82,440	69,176
Other receivables	42,256	37,236
Materials, supplies, and fuel stock	172,986	166,861
Regulatory assets	29,157	41,492
Prepaid assets	30,721	25,452
Income taxes receivable	8,642	7,684
Other current assets	6,255	16,086
Total current assets	595,436	498,836
Other Property and Investments:
Investment securities	493,895	475,524
Other investments	268	259
Non-utility property, net	36,678	28,832
Total other property and investments	530,841	504,615
Utility Plant:
Plant in service and plant held for future use	11,109,319	10,697,774
Less accumulated depreciation and amortization	2,966,615	2,829,296
	8,142,704	7,868,478
Construction work in progress	791,841	495,976
Nuclear fuel, net of accumulated amortization of $36,411 and $28,245	75,723	72,554
Net utility plant	9,010,268	8,437,008
Deferred Charges and Other Assets:
Regulatory assets	953,075	962,003
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	320,127	272,894
Other deferred charges	283,490	258,080
Total deferred charges and other assets	1,834,989	1,771,274
	$11,971,534	$11,211,733

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$313,800	$609,300
Current installments of long-term debt (includes $7,303 and $6,907 related to ETBC I)	402,311	611,603
Accounts payable	154,416	204,468
Customer deposits	6,688	6,533
Accrued interest and taxes	134,484	104,756
Regulatory liabilities	23,708	34,173
Operating lease liabilities	15,366	14,293
Dividends declared	43,074	36,889
Transmission interconnection arrangement liabilities	—	68,085
Other current liabilities	82,373	84,998
Total current liabilities	1,176,220	1,775,098
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $324,504 and $331,726 related to ETBC I)	4,680,365	4,311,765
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	945,750	899,392
Regulatory liabilities	760,536	748,738
Asset retirement obligations	248,461	244,618
Accrued pension liability and postretirement benefit cost	15,696	23,065
Operating lease liabilities	300,165	255,376
Other deferred credits	371,467	358,867
Total deferred credits and other liabilities	2,642,075	2,530,056
Total liabilities	8,498,660	8,616,919
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
TXNM common stockholders’ equity:
Common stock (no par value; 200,000,000 shares authorized; issued and outstanding 108,921,356 and 92,659,335 shares)	2,565,578	1,724,444
Accumulated other comprehensive income (loss), net of income taxes	(73,754)	(75,708)
Retained earnings	924,214	887,649
Total TXNM common stockholders’ equity	3,416,038	2,536,385
Non-controlling interest in Valencia	45,307	46,900
Total equity	3,461,345	2,583,285
	$11,971,534	$11,211,733

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to TXNM				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total TXNM Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at June 30, 2025	$2,366,770	$(75,393)	$879,388	$3,170,765	$46,029	$3,216,794
Net earnings before subsidiary preferred stock dividends	—	—	130,842	130,842	5,462	136,304
Total other comprehensive income	—	1,639	—	1,639	—	1,639
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(85,884)	(85,884)	—	(85,884)
Awards of common stock	(184)	—	—	(184)	—	(184)
Issuance of common stock	197,582	—	—	197,582	—	197,582
Stock based compensation expense	1,410	—	—	1,410	—	1,410
Valencia’s transactions with its owner	—	—	—	—	(6,184)	(6,184)
Balance at September 30, 2025	$2,565,578	$(73,754)	$924,214	$3,416,038	$45,307	$3,461,345

Balance at December 31, 2024	$1,724,444	$(75,708)	$887,649	$2,536,385	$46,900	$2,583,285
Net earnings before subsidiary preferred stock dividends	—	—	161,605	161,605	13,509	175,114
Total other comprehensive income	—	1,954	—	1,954	—	1,954
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(124,644)	(124,644)	—	(124,644)
Awards of common stock	(8,433)	—	—	(8,433)	—	(8,433)
Issuance of common stock	842,891	—	—	842,891	—	842,891
Stock based compensation expense	6,676	—	—	6,676	—	6,676
Valencia’s transactions with its owner	—	—	—	—	(15,102)	(15,102)
Balance at September 30, 2025	$2,565,578	$(73,754)	$924,214	$3,416,038	$45,307	$3,461,345

Balance at June 30, 2024	$1,625,251	$(69,900)	$847,397	$2,402,748	$48,932	$2,451,680
Net earnings before subsidiary preferred stock dividends	—	—	131,334	131,334	5,064	136,398
Total other comprehensive income (loss)	—	(3,499)	—	(3,499)	—	(3,499)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(69,906)	(69,906)	—	(69,906)
Awards of common stock	(1,735)	—	—	(1,735)	—	(1,735)
Stock based compensation expense	1,169	—	—	1,169	—	1,169
Valencia’s transactions with its owner	—	—	—	—	(5,927)	(5,927)
Balance at September 30, 2024	$1,624,685	$(73,399)	$908,693	$2,459,979	$48,069	$2,508,048

Balance at December 31, 2023	$1,624,823	$(62,840)	$787,110	$2,349,093	$49,958	$2,399,051
Net earnings before subsidiary preferred stock dividends	—	—	226,837	226,837	11,891	238,728
Total other comprehensive income (loss)	—	(10,559)	—	(10,559)	—	(10,559)
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(104,858)	(104,858)	—	(104,858)
Awards of common stock	(7,983)	—	—	(7,983)	—	(7,983)
Stock based compensation expense	7,845	—	—	7,845	—	7,845
Valencia’s transactions with its owner	—	—	—	—	(13,780)	(13,780)
Balance at September 30, 2024	$1,624,685	$(73,399)	$908,693	$2,459,979	$48,069	$2,508,048

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Electric Operating Revenues	$463,720	$406,519	$1,135,472	$1,048,305
Operating Expenses:
Cost of energy	152,853	101,495	408,143	313,679
Administrative and general	61,421	59,809	178,557	166,421
Energy production costs	21,172	21,259	71,799	68,055
Regulatory disallowances	(731)	6,142	(731)	10,601
Depreciation and amortization	61,366	56,424	181,947	163,941
Transmission and distribution costs	18,127	15,123	49,703	44,823
Taxes other than income taxes	14,111	12,258	42,676	37,735
Total operating expenses	328,319	272,510	932,094	805,255
Operating income	135,401	134,009	203,378	243,050
Other Income and Deductions:
Interest income	4,271	8,674	12,217	17,644
Gains on investment securities	11,376	13,770	33,691	32,326
Other income	3,761	4,407	9,124	12,049
Other (deductions)	(2,074)	(881)	(7,893)	(2,664)
Net other income and deductions	17,334	25,970	47,139	59,355
Interest Charges	33,805	27,852	95,596	78,848
Earnings before Income Taxes	118,930	132,127	154,921	223,557
Income Taxes	10,907	18,265	13,280	29,897
Net Earnings	108,023	113,862	141,641	193,660
(Earnings) Attributable to Valencia Non-controlling Interest	(5,462)	(5,064)	(13,509)	(11,891)
Net Earnings Attributable to PNM	102,561	108,798	128,132	181,769
Preferred Stock Dividend Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$102,429	$108,666	$127,736	$181,373

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net Earnings	$108,023	$113,862	$141,641	$193,660
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) of $(36), $(241), $(164), and $(92)	105	708	481	270
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $69, $93, $155, and $3,285	(204)	(273)	(456)	(9,647)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(349), $(309), $(1,047), and $(927)	1,025	907	3,076	2,722
Total Other Comprehensive Income (Loss)	926	1,342	3,101	(6,655)
Comprehensive Income	108,949	115,204	144,742	187,005
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(5,462)	(5,064)	(13,509)	(11,891)
Comprehensive Income Attributable to PNM	$103,487	$110,140	$131,233	$175,114

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$141,641	$193,660
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	210,111	185,815
Deferred income tax expense (benefit)	13,623	23,710
(Gains) on investment securities	(33,691)	(32,326)
Regulatory disallowances	(731)	10,601
Allowance for equity funds used during construction	(5,986)	(10,503)
Other, net	2,942	3,055
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(53,639)	(22,676)
Materials, supplies, and fuel stock	114	(13,928)
Other current assets	(4,620)	5,064
Other assets	(10,891)	(37,489)
Accounts payable	(573)	(17,022)
Accrued interest and taxes	22,674	26,457
Other current liabilities	(3,662)	(76,559)
Other liabilities	(16,266)	(3,068)
Net cash flows from operating activities	261,046	234,791

Cash Flows From Investing Activities:
Utility plant additions	(447,091)	(493,381)
Proceeds from sale of plant assets	—	2,840
Proceeds from sales of investment securities	440,720	745,645
Purchases of investment securities	(445,054)	(756,591)
Other, net	(84)	3,376
Net cash flows used in investing activities	(451,509)	(498,111)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$784,400	$1,025,500
Revolving credit facilities repayments	(989,900)	(983,100)
Long-term borrowings	845,000	398,000
Repayment of long-term debt	(360,907)	(200,529)
Equity contribution from parent	—	55,000
Dividends paid	(396)	(396)
Valencia’s transactions with its owner	(15,102)	(13,780)
Transmission interconnection and security deposit arrangements	11,486	68,468
Refunds paid under transmission interconnection and security deposit arrangements	(82,061)	(69,817)
Debt issuance costs and other, net	(5,258)	(4,260)
Net cash flows from financing activities	187,262	275,086

Change in Cash, Cash Equivalents, and Restricted Cash	(3,201)	11,766
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	20,285	2,586
Cash, Cash Equivalents, and Restricted Cash at End of Period	$17,084	$14,352

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$17,587	$1,728
At end of period	$7,918	$9,201

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$77,316	$58,652
Income taxes paid (refunded), net	$—	$(1,707)

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$14,433	$17,238

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$9,166	$2,698
Accounts receivable, net of allowance for credit losses of $1,348 and $1,398	139,929	95,932
Unbilled revenues	59,528	52,983
Other receivables	23,047	24,174
Affiliate receivables	8,749	9,241
Materials, supplies, and fuel stock	142,396	142,510
Regulatory assets	29,157	36,224
Prepaid assets	19,482	14,746
Income taxes receivable	16,652	16,309
Other current assets	6,277	16,091
Total current assets	454,383	410,908
Other Property and Investments:
Investment securities	493,895	475,524
Other investments	268	184
Non-utility property, net	15,497	13,647
Total other property and investments	509,660	489,355
Utility Plant:
Plant in service and plant held for future use	6,992,482	6,797,493
Less accumulated depreciation and amortization	2,170,103	2,079,363
	4,822,379	4,718,130
Construction work in progress	487,546	328,403
Nuclear fuel, net of accumulated amortization of $36,411 and $28,245	75,723	72,554
Net utility plant	5,385,648	5,119,087
Deferred Charges and Other Assets:
Regulatory assets	839,091	857,310
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	319,432	271,433
Other deferred charges	233,460	207,554
Total deferred charges and other assets	1,443,615	1,387,929
	$7,793,306	$7,407,279

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$158,300	$363,800
Current installments of long-term debt (includes $7,303 and $6,907 related to ETBC I)	402,311	560,637
Accounts payable	108,877	123,883
Affiliate payables	14,454	15,695
Customer deposits	6,688	6,533
Accrued interest and taxes	69,940	46,923
Regulatory liabilities	21,152	33,571
Operating lease liabilities	15,164	13,542
Dividends declared	132	132
Transmission interconnection arrangement liabilities	—	68,085
Other current liabilities	48,943	50,099
Total current liabilities	845,961	1,282,900
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $324,504 and $331,726 related to ETBC I)	2,539,180	1,898,955
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	794,421	756,218
Regulatory liabilities	499,955	518,701
Asset retirement obligations	247,446	243,663
Accrued pension liability and postretirement benefit cost	15,288	22,067
Operating lease liabilities	299,662	254,702
Other deferred credits	226,422	234,346
Total deferred credits and liabilities	2,083,194	2,029,697
Total liabilities	5,468,335	5,211,552
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,602,918	1,602,918
Accumulated other comprehensive income (loss), net of income taxes	(72,607)	(75,708)
Retained earnings	737,824	610,088
Total PNM common stockholder’s equity	2,268,135	2,137,298
Non-controlling interest in Valencia	45,307	46,900
Total equity	2,313,442	2,184,198
	$7,793,306	$7,407,279
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at June 30, 2025	$1,602,918	$(73,533)	$635,395	$2,164,780	$46,029	$2,210,809
Net earnings	—	—	102,561	102,561	5,462	108,023
Total other comprehensive income	—	926	—	926	—	926
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(6,184)	(6,184)
Balance at September 30, 2025	$1,602,918	$(72,607)	$737,824	$2,268,135	$45,307	$2,313,442

Balance at December 31, 2024	$1,602,918	$(75,708)	$610,088	$2,137,298	$46,900	$2,184,198
Net earnings	—	—	128,132	128,132	13,509	141,641
Total other comprehensive income	—	3,101	—	3,101	—	3,101
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Valencia’s transactions with its owner	—	—	—	—	(15,102)	(15,102)
Balance at September 30, 2025	$1,602,918	$(72,607)	$737,824	$2,268,135	$45,307	$2,313,442

Balance at June 30, 2024	$1,602,918	$(74,502)	$542,111	$2,070,527	$48,932	$2,119,459
Net earnings	—	—	108,798	108,798	5,064	113,862
Total other comprehensive income	—	1,342	—	1,342	—	1,342
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(5,927)	(5,927)
Balance at September 30, 2024	$1,602,918	$(73,160)	$650,777	$2,180,535	$48,069	$2,228,604

Balance at December 31, 2023	$1,547,918	$(66,505)	$469,404	$1,950,817	$49,958	$2,000,775
Net earnings	—	—	181,769	181,769	11,891	193,660
Total other comprehensive income (loss)	—	(6,655)	—	(6,655)	—	(6,655)
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Equity contribution from parent	55,000	—	—	55,000	—	55,000
Valencia’s transactions with its owner	—	—	—	—	(13,780)	(13,780)
Balance at September 30, 2024	$1,602,918	$(73,160)	$650,777	$2,180,535	$48,069	$2,228,604
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)

Electric Operating Revenues	$183,442	$162,737	$496,902	$445,930
Operating Expenses:
Cost of energy	42,189	37,414	123,703	112,240
Administrative and general	13,858	14,423	40,893	41,797
Depreciation and amortization	34,956	31,732	105,095	93,147
Transmission and distribution costs	9,040	8,537	29,430	26,652
Taxes other than income taxes	12,659	12,161	35,607	33,571
Total operating expenses	112,702	104,267	334,728	307,407
Operating income	70,740	58,470	162,174	138,523
Other Income and Deductions:
Interest income	2,281	130	2,594	426
Other income	3,716	3,137	8,000	7,292
Other (deductions)	(374)	(852)	(871)	(1,426)
Net other income and deductions	5,623	2,415	9,723	6,292
Interest Charges	24,754	15,924	66,018	43,711
Earnings before Income Taxes	51,609	44,961	105,879	101,104
Income Taxes	10,479	9,266	21,498	20,901
Net Earnings	$41,130	$35,695	$84,381	$80,203

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$84,381	$80,203
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	114,648	93,892
Deferred income tax expense	11,779	17,432
Allowance for equity funds used during construction and other, net	(5,539)	(3,543)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(23,284)	(15,791)
Materials and supplies	(6,239)	(8,556)
Other current assets	(10,908)	9,526
Other assets	(8,711)	(26,686)
Accounts payable	3,985	(1,980)
Accrued interest and taxes	5,757	1,688
Other current liabilities	13,330	(4,503)
Other liabilities	14,130	1,860
Net cash flows from operating activities	193,329	143,542
Cash Flows From Investing Activities:
Utility plant additions	(400,769)	(392,933)
Net cash flows used in investing activities	(400,769)	(392,933)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	349,600	499,300
Revolving credit facilities repayments	(501,200)	(456,900)
Long-term borrowings	2,308,600	285,000
Repayment of long-term debt	(2,168,600)	(80,000)
Equity contribution from parent	250,000	—
Transmission interconnection and security deposit arrangements	22,450	11,250
Refunds paid under transmission interconnection and security deposit arrangements	(20,750)	(4,850)
Debt issuance costs and other, net	(11,141)	(3,468)
Net cash flows from financing activities	228,959	250,332

Change in Cash and Cash Equivalents	21,519	941
Cash and Cash Equivalents at Beginning of Period	233	—
Cash and Cash Equivalents at End of Period	$21,752	$941

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$48,477	$40,626
Income taxes paid (refunded), net	$2,350	$1,312

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$38,519	$21,105

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$21,752	$233
Accounts receivable	50,984	34,419
Unbilled revenues	22,912	16,193
Other receivables	21,104	15,144
Materials and supplies	30,590	24,351
Regulatory assets	—	5,268
Prepaid and other current assets	7,543	4,908
Total current assets	154,885	100,516
Other Property and Investments:
Other investments	—	75
Non-utility property, net	19,139	13,137
Total other property and investments	19,139	13,212
Utility Plant:
Plant in service and plant held for future use	3,862,646	3,635,550
Less accumulated depreciation and amortization	667,789	616,741
	3,194,857	3,018,809
Construction work in progress	286,455	165,527
Net utility plant	3,481,312	3,184,336
Deferred Charges and Other Assets:
Regulatory assets	113,984	104,693
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	191	923
Other deferred charges	17,265	18,780
Total deferred charges and other assets	358,105	351,061
	$4,013,441	$3,649,125

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$151,600
Accounts payable	32,582	67,116
Affiliate payables	6,316	7,339
Accrued interest and taxes	62,498	56,740
Regulatory liabilities	2,556	602
Operating lease liabilities	162	713
Other current liabilities	18,186	6,964
Total current liabilities	122,300	291,074
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,602,738	1,464,079
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	222,165	208,107
Regulatory liabilities	260,581	230,037
Asset retirement obligations	1,015	955
Accrued pension liability and postretirement benefit cost	408	998
Operating lease liabilities	27	167
Other deferred credits	104,637	88,519
Total deferred credits and other liabilities	588,833	528,783
Total liabilities	2,313,871	2,283,936
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	1,120,066	870,066
Retained earnings	579,440	495,059
Total common stockholder’s equity	1,699,570	1,365,189
	$4,013,441	$3,649,125

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at June 30, 2025	$64	$1,120,066	$538,310	$1,658,440
Net earnings	—	—	41,130	41,130
Balance at September 30, 2025	$64	$1,120,066	$579,440	$1,699,570

Balance at December 31, 2024	$64	$870,066	$495,059	$1,365,189
Net earnings	—	—	84,381	84,381
Equity contribution from parent	—	250,000	—	250,000
Balance at September 30, 2025	$64	$1,120,066	$579,440	$1,699,570

Balance at June 30, 2024	$64	$846,066	$436,039	$1,282,169
Net earnings	—	—	35,695	35,695
Balance at September 30, 2024	$64	$846,066	$471,734	$1,317,864

Balance at December 31, 2023	$64	$846,066	$391,531	$1,237,661
Net earnings	—	—	80,203	80,203
Balance at September 30, 2024	$64	$846,066	$471,734	$1,317,864

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2025 and December 31, 2024, and the consolidated results of operations, comprehensive income, and cash flows for the nine months ended September 30, 2025 and 2024. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Equity Method Investment (Previously held)

As discussed in Note 21 of the Company’s 2024 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. On February 27, 2024, PNMR Development and AEP OnSite Partners sold their respective interests in NMRD. PNMR Development received net proceeds of $117.0 million and recognized an after-tax gain of $4.4 million, which was presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows in the nine months ended September 30, 2024. The recognition of deferred investment tax credits of

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$15.7 million was also recognized as an income tax benefit on the Condensed Consolidated Statement of Earnings. In the nine months ended September 30, 2024, PNMR Development and AEP OnSite Partners each made cash contributions to NMRD of $12.6 million.

Dividends on Common Stock

Dividends on TXNM’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock attributable to the second quarter of $0.4075 per share in July 2025 and $0.3875 per share in July 2024, which are reflected as being in the second quarter within the Dividends Declared per Common Share on the TXNM Condensed Consolidated Statement of Earnings. The Board declared dividends on common stock for the third quarter of $0.4075 per share in September 2025 and $0.3875 per share in September 2024, which are reflected as being in the third quarter within the Dividends Declared per Common Share on the TXNM Condensed Consolidated Statement of Earnings.

TXNM made zero and $250.0 million in cash equity contributions to TNMP in the three and nine months ended September 30, 2025. TXNM did not make any cash equity contributions to TNMP in the three and nine months ended September 30, 2024. TXNM did not make any cash equity contributions to PNM in the three and nine months ended September 30, 2025. TXNM made zero and $55.0 million in cash equity contributions to PNM in the three and nine months ended September 30, 2024. Neither PNM nor TNMP declared or paid any cash dividends on their common stock to TXNM in the three and nine months ended September 30, 2025 and 2024.

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

Accounting Standards Update 2024-03 - Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03 that will require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses at each interim and annual period. Disclosures should include amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization; certain amounts that are already required to be disclosed under GAAP in the same disclosure as other disaggregation requirements; qualitative descriptions of the amounts remaining in relevant expense categories that are not disaggregated; and the total amount of selling expenses including the entity’s definition of selling expenses. In January 2025, ASU 2025-01 was issued to clarify that the amendments of ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company expects to adopt the disclosure requirements of ASU 2024-03 with its Annual Report on Form 10-K for the year ended December 31, 2027.

Accounting Standards Update 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05 that introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities, related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In developing a reasonable and

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
supportable forecast as a part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Entities other than public business entities that elect the practical expedient are permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses. An entity that elects the practical expedient and the accounting policy election, if applicable, should apply the amendments in this update prospectively. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company has not yet determined whether it will elect the practical expedient for estimating credit losses, however, it does not expect that this will have a material impact on its current allowance for expected credit losses.

Accounting Standards Update 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06 that updates the internal-use software guidance in subtopic 350-40 including the removal of all references to prescriptive and sequential developmental stages referred to as “project stages” throughout the subtopic. The new guidance requires an entity to start capitalizing software costs when management has authorized and committed to funding the project and it is probable that the project will be completed and used to perform the function it was intended for (referred to as the “probable-to-complete recognition threshold”). During the evaluation of the probable-to-complete recognition threshold, the entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update permit an entity to apply the new guidance using a prospective transition approach, a modified transition approach (based on the status of a project and whether software costs were capitalized before the date of adoption), or a full retrospective transition approach. The Company has not yet determined which approach to adopt nor the impact that the new guidance will have on the accounting for its internal-use software projects.

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

PNM

PNM’s electric utility operations are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico; the generation and sale of electricity into the wholesale market, which includes the asset optimization of PNM’s jurisdictional capacity, as well as providing transmission services to third parties. FERC has jurisdiction over wholesale power and transmission rates. PNM’s operations also include the results of ETBC I since its formation in 2023.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TXNM SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended September 30, 2025
Electric operating revenues	$463,720	$183,442	$—	$647,162
Cost of energy
Fuel burn	26,312	—	—	26,312
Purchases for resale	119,834	—	—	119,834
Transmission by others	6,707	42,189	—	48,896
Significant segment expenses
Administrative and general - direct	22,764	969	36,167	59,900
Administrative and general - corporate allocation	30,865	12,136	(43,001)	—
Customer related expenses	7,792	753	—	8,545
Energy production costs	21,172	—	—	21,172
Regulatory disallowances	(731)	—	—	(731)
Depreciation and amortization	61,366	34,956	8,690	105,012
Transmission and distribution costs	18,127	9,040	—	27,167
Taxes other than income taxes	14,111	12,659	1,415	28,185
Total operating expenses	328,319	112,702	3,271	444,292

Net other income and (deductions)	17,334	5,623	(425)	22,532
Interest charges	(33,805)	(24,754)	(11,590)	(70,149)
Income taxes (benefit)	10,907	10,479	(2,437)	18,949
Valencia non-controlling interest	(5,462)	—	—	(5,462)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to TXNM	$102,429	$41,130	$(12,849)	$130,710

Nine Months Ended September 30, 2025
Electric operating revenues	$1,135,472	$496,902	$—	$1,632,374
Cost of energy
Fuel burn	82,780	—	—	82,780
Purchases for resale	305,939	—	—	305,939
Transmission by others	19,424	123,703	—	143,127
Significant segment expenses
Administrative and general - direct	57,233	(948)	123,646	179,931
Administrative and general - corporate allocation	98,270	39,621	(137,891)	—
Customer related expenses	23,054	2,220	—	25,274
Energy production costs	71,799	—	—	71,799
Regulatory disallowances	(731)	—	—	(731)
Depreciation and amortization	181,947	105,095	27,756	314,798
Transmission and distribution costs	49,703	29,430	—	79,133
Taxes other than income taxes	42,676	35,607	4,581	82,864
Total operating expenses	932,094	334,728	18,092	1,284,914

Net other income and (deductions)	47,139	9,723	(2,202)	54,660
Interest charges	(95,596)	(66,018)	(44,099)	(205,713)
Income taxes (benefit)	13,280	21,498	(13,485)	21,293
Valencia non-controlling interest	(13,509)	—	—	(13,509)
Subsidiary preferred stock dividends	(396)	—	—	(396)

Segment earnings (loss) attributable to TXNM	$127,736	$84,381	$(50,908)	$161,209

At September 30, 2025:
Total Assets	$7,793,306	$4,013,441	$164,787	$11,971,534
Goodwill	$51,632	$226,665	$—	$278,297

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended September 30, 2024
Electric operating revenues	$406,519	$162,737	$—	$569,256
Cost of energy
Fuel burn	28,659	—	—	28,659
Purchases for resale	66,396	—	—	66,396
Transmission by others	6,440	37,414	—	43,854
Significant segment expenses
Administrative and general - direct	18,683	462	36,880	56,025
Administrative and general - corporate allocation	33,095	13,192	(46,287)	—
Customer related expenses	8,031	769	15	8,815
Energy production costs	21,259	—	—	21,259
Regulatory disallowances	6,142	—	—	6,142
Depreciation and amortization	56,424	31,732	9,244	97,400
Transmission and distribution costs	15,123	8,537	—	23,660
Taxes other than income taxes	12,258	12,161	1,547	25,966
Total operating expenses	272,510	104,267	1,399	378,176

Net other income	25,970	2,415	19	28,404
Interest charges	(27,852)	(15,924)	(15,888)	(59,664)
Income taxes (benefit)	18,265	9,266	(4,109)	23,422
Valencia non-controlling interest	(5,064)	—	—	(5,064)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to TXNM	$108,666	$35,695	$(13,159)	$131,202

Nine Months Ended September 30, 2024
Electric operating revenues	$1,048,305	$445,930	$—	$1,494,235
Cost of energy
Fuel burn	107,161	—	—	107,161
Purchases for resale	188,912	—	—	188,912
Transmission by others	17,606	112,240	—	129,846
Significant segment expenses
Administrative and general - direct	43,833	(777)	111,374	154,430
Administrative and general - corporate allocation	99,525	40,314	(139,839)	—
Customer related expenses	23,063	2,260	95	25,418
Energy production costs	68,055	—	—	68,055
Regulatory disallowances	10,601	—	—	10,601
Depreciation and amortization	163,941	93,147	27,912	285,000
Transmission and distribution costs	44,823	26,652	—	71,475
Taxes other than income taxes	37,735	33,571	4,678	75,984
Total operating expenses	805,255	307,407	4,220	1,116,882

Net other income and (deductions)	59,355	6,292	(15,196)	50,451
Interest charges	(78,848)	(43,711)	(46,695)	(169,254)
Income taxes (benefit)	29,897	20,901	(30,976)	19,822
Valencia non-controlling interest	(11,891)	—	—	(11,891)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to TXNM	$181,373	$80,203	$(35,135)	$226,441

At September 30, 2024:
Total Assets	$7,164,439	$3,505,709	$173,333	$10,843,481
Goodwill	$51,632	$226,665	$—	$278,297

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

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2025 and 2024 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	TXNM
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2024	$214	$(75,922)	$(75,708)	$—	$(75,708)
Amounts reclassified from AOCI (pre-tax)	(611)	4,123	3,512	—	3,512
Income tax impact of amounts reclassified	155	(1,047)	(892)	—	(892)
Other OCI changes (pre-tax)	645	—	645	(1,538)	(893)
Income tax impact of other OCI changes	(164)	—	(164)	391	227
Net after-tax change	25	3,076	3,101	(1,147)	1,954
Balance at September 30, 2025	$239	$(72,846)	$(72,607)	$(1,147)	$(73,754)

Balance at December 31, 2023	$10,652	$(77,157)	$(66,505)	$3,665	$(62,840)
Amounts reclassified from AOCI (pre-tax)	(12,932)	3,649	(9,283)	8,456	(827)
Income tax impact of amounts reclassified	3,285	(927)	2,358	(2,148)	210
Other OCI changes (pre-tax)	362	—	362	(13,689)	(13,327)
Income tax impact of other OCI changes	(92)	—	(92)	3,477	3,385
Net after-tax change	(9,377)	2,722	(6,655)	(3,904)	(10,559)
Balance at September 30, 2024	$1,275	$(74,435)	$(73,160)	$(239)	$(73,399)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Net Earnings Attributable to TXNM	$130,710	$131,202	$161,209	$226,441
Average Number of Common Shares:
Outstanding during period	107,015	90,200	98,542	90,200
Vested awards of restricted stock	346	330	347	306
Average Shares – Basic	107,361	90,530	98,889	90,506
Dilutive Effect of Common Stock Equivalents:
Restricted stock	55	53	55	44
TXNM ATM Programs	1	22	98	2
Average Shares – Diluted	107,417	90,605	99,042	90,552

Net Earnings Per Share of Common Stock:
Basic	$1.22	$1.45	$1.63	$2.50
Diluted	$1.22	$1.45	$1.63	$2.50

TXNM’s weighted average number of common shares outstanding for the three and nine months ended September 30, 2025 was impacted by the settlement of 3.5 million shares sold and settled under the TXNM 2025 ATM Program, 1.1 million shares sold and settled under the TXNM 2024 ATM Program, and the issuance of 11.6 million shares of common stock in private placement transactions. See Note 9.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three and nine months ended September 30, 2025 and 2024, there were no estimated credit losses related to these transactions.

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered, and the customer or end-user utilizes the energy. Accounts receivable from customers represents amounts billed, including amounts under Alternative Revenue Programs (“ARP”). For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $139.9 million at September 30, 2025 and $94.3 million at December 31, 2024 resulting from contracts with customers. All of TNMP’s accounts receivable result from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $39.1 million at September 30, 2025 and $32.0 million at December 31, 2024. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheets.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	TXNM
Three Months Ended September 30, 2025	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$187,307	$77,362	$264,669
Commercial	149,470	51,458	200,928
Industrial	38,725	17,812	56,537
Public authority	7,789	2,212	10,001
Economy energy service	5,772	—	5,772
Transmission	37,874	43,021	80,895
Wholesale energy sales	34,774	—	34,774
Miscellaneous	1,739	973	2,712
Total revenues from contracts with customers	463,450	192,838	656,288
Alternative revenue programs	(2,236)	(9,396)	(11,632)
Other electric operating revenues	2,506	—	2,506
Total Electric Operating Revenues	$463,720	$183,442	$647,162

Nine Months Ended September 30, 2025
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$431,870	$180,319	$612,189
Commercial	363,468	142,879	506,347
Industrial	107,016	43,663	150,679
Public authority	18,502	6,194	24,696
Economy energy service	23,770	—	23,770
Transmission	109,243	124,519	233,762
Wholesale energy sales	71,598	—	71,598
Miscellaneous	4,600	2,878	7,478
Total revenues from contracts with customers	1,130,067	500,452	1,630,519
Alternative revenue programs	154	(3,550)	(3,396)
Other electric operating revenues	5,251	—	5,251
Total Electric Operating Revenues	$1,135,472	$496,902	$1,632,374

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	TXNM
Three Months Ended September 30, 2024	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$174,765	$67,004	$241,769
Commercial	149,245	45,735	194,980
Industrial	31,841	7,106	38,947
Public authority	7,433	1,920	9,353
Economy energy service	3,662	—	3,662
Transmission	35,671	39,195	74,866
Wholesale energy sales	8,311	—	8,311
Miscellaneous	1,511	916	2,427
Total revenues from contracts with customers	412,439	161,876	574,315
Alternative revenue programs	(7,864)	861	(7,003)
Other electric operating revenues	1,944	—	1,944
Total Electric Operating Revenues	$406,519	$162,737	$569,256

Nine Months Ended September 30, 2024
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$416,216	$155,812	$572,028
Commercial	358,511	121,777	480,288
Industrial	90,811	24,878	115,689
Public authority	17,047	5,376	22,423
Economy energy service	15,257	—	15,257
Transmission	105,153	117,120	222,273
Wholesale energy sales	43,508	—	43,508
Miscellaneous	4,324	2,835	7,159
Total revenues from contracts with customers	1,050,827	427,798	1,478,625
Alternative revenue programs	(5,128)	18,132	13,004
Other electric operating revenues	2,606	—	2,606
Total Electric Operating Revenues	$1,048,305	$445,930	$1,494,235

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. In May 2025, the NMPRC approved a new PPA for 167 MW, through 2039, in connection with the 2028 Resource Application. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges. For the three and nine months ended September 30, 2025, PNM paid $5.2 million and $15.1 million for fixed charges and $1.7 million and $3.1 million for variable charges. For the three and nine months ended September 30, 2024, PNM paid $5.2 million and $15.3 million for fixed charges and $1.5 million and

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$2.0 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the original PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The original PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Operating revenues	$6,825	$6,659	$18,173	$17,324
Operating expenses	1,363	1,595	4,664	5,433
Earnings attributable to non-controlling interest	$5,462	$5,064	$13,509	$11,891

Financial Position
	September 30,	December 31,
	2025	2024
	(In thousands)
Current assets	$3,863	$3,095
Net property, plant, and equipment	42,280	44,411
Total assets	46,143	47,506
Current liabilities	836	606
Owners’ Equity – Non-controlling Interest	$45,307	$46,900

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Neither TXNM nor PNM has any ability to direct or influence the reclamation activities.  PNM’s involvement through the reclamation services agreement is a protective right rather than a participating right, and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  If WSJ LLC performs reclamation services more efficiently than anticipated, its economic performance will improve.  Conversely, if WSJ LLC does not perform reclamation services as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, TXNM believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either TXNM or PNM. The amounts outstanding under the letters of credit support continue to be TXNM’s maximum exposure to loss from the VIE at September 30, 2025.

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

The following tables summarize the impact of ETBC I on PNM’s Financial Statements:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Electric Operating Revenues	$6,766	$6,336	$20,174	$18,092
Depreciation and amortization	1,748	1,232	5,172	2,874
Interest Charges	4,922	5,014	14,840	15,078
Other	96	90	162	140
Net Earnings	$—	$—	$—	$—

	Financial Position
	September 30, 2025	December 31, 2024
	(In thousands)
Restricted cash (included in Other current assets)	$6,189	$15,838
Restricted cash (included in Other deferred charges)	1,730	1,748
Securitized Cost (included in Regulatory assets - Deferred)	330,907	336,079
Current installments of long-term debt	7,303	6,907
Accrued interest and taxes	2,435	7,452
Regulatory liabilities - Current	4,161	6,975
Long-term Debt	324,504	331,726

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the nine months ended September 30, 2025 and the year ended December 31, 2024, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in Operating income on the Condensed Consolidated Statements of Earnings and are presented in Electric Operating Revenues and Cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as Regulatory assets and Regulatory liabilities on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Condensed Consolidated Statement of Cash Flows consistent with the classification of the hedged transaction. PNM has no trading transactions.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commodity Derivatives

In November 2024, February 2025, and April 2025, PNM entered into agreements to purchase a total of 250 MW from July 1, 2025 through August 31, 2025 in order to ensure that customer demand during the 2025 summer peak load period was met. In 2024, PNM had existing agreements to purchase a total of 150 MW from July 1, 2024 through July 31, 2024 and 100 MW from August 1, 2024 through August 30, 2024. All of these agreements are related to customers covered by the FPPAC and are reflected in the commodity derivative table for each of the periods presented below. PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	September 30, 2025	December 31, 2024
	(In thousands)
Other current assets	$—	$—
Other current liabilities	—	(5,737)
Net	$—	$(5,737)

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

At September 30, 2025 and December 31, 2024, PNM had no commodity derivative instruments, considered economic hedges, that did not pertain to the NMPRC-approved hedging plan discussed above. Changes in fair value had no impact on PNM’s net earnings during the nine months ended September 30, 2025 and 2024. Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
September 30, 2025	—	—
December 31, 2024	—	89,900

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

Contractual liability represents those commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. Cash collateral posted under these contracts does not reflect letters of credit under the Company’s revolving credit facilities that may have been issued as collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchase and normal sale, offset by existing collateral and by any offsets available under master netting agreements, including both assets and liability positions. At September 30, 2025 and December 31, 2024, PNM had zero and $5.7 million of contractual liability, zero posted cash collateral, and zero and $5.7 million in a net liability position.

At September 30, 2025 and December 31, 2024, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were zero at September 30, 2025 and $0.1 million at December 31, 2024. These amounts are included in other current assets on the Condensed Consolidated Balance Sheets. At both September 30, 2025 and December 31, 2024, there were no obligations to return cash collateral.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At September 30, 2025 and December 31, 2024, the fair value of investment securities included $420.8 million and $384.6 million for the NDT, $2.3 million and $8.2 million for the SJGS decommissioning trust, and $70.8 million and $82.7 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At September 30, 2025 and December 31, 2024, PNM had no available-for-sale debt securities for which carrying value exceeded fair value, where the impairments were considered to be “other than temporary” and included in AOCI rather than recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings. Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT, SJGS decommissioning, and coal mine reclamation trusts are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Equity securities:
Net gains from equity securities sold	$13,438	$4,209	$27,371	$20,352
Net gains (losses) on equity securities still held	(2,070)	9,358	6,302	4,273
Total net gains on equity securities	11,368	13,567	33,673	24,625
Available-for-sale debt securities:
Net gains on debt securities	8	203	18	7,701
Net gains on investment securities	$11,376	$13,770	$33,691	$32,326

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of zero for the three and nine months ended September 30, 2025 and $2.0 million and $17.0 million for the three and nine months ended September 30, 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Proceeds from sales	$241,992	$332,896	$440,720	$745,645
Gross realized gains	18,320	5,051	33,862	26,279
Gross realized (losses)	(4,882)	(2,613)	(6,491)	(15,185)

At September 30, 2025, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$36,561
After 1 year through 5 years	8,243
$44,804

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

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
September 30, 2025
Cash and cash equivalents	$29,361	$29,361	$—
Equity securities:
Corporate stocks, common	156,079	156,079	—
Mutual funds and other	200,048	200,048	—
Available-for-sale debt securities:
U.S. government	37,093	37,093	—	$274
Corporate and other	7,711	—	7,711	84
Investments categorized within the fair value hierarchy	$430,292	$422,581	$7,711	$358
Uncategorized collective investment trust	44,635
Uncategorized real estate fund	18,968
Total investment securities	$493,895

December 31, 2024
Cash and cash equivalents	$150,745	$150,745	$—
Equity securities:
Corporate stocks, common	134,553	134,553	—
Mutual funds and other	135,779	135,779	—
Available-for-sale debt securities:
U.S. government	25,148	25,148	—	$202
Corporate and other	7,196	—	7,196	122
Investments categorized within the fair value hierarchy	$453,421	$446,225	$7,196	$324
Uncategorized collective investment trust	22,103
Total investment securities	$475,524

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
September 30, 2025	(In thousands)
TXNM	$5,082,676	$5,172,203
PNM	2,941,491	2,847,861
TNMP	1,602,738	1,606,015

December 31, 2024
TXNM	$4,923,368	$4,706,076
PNM	2,459,592	2,284,362
TNMP	1,464,079	1,324,194

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2025, TXNM had unrecognized expense related to stock awards of $7.7 million, which is expected to be recognized over an average of 1.8 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the nine months ended September 30, 2025:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	241,237	$37.05
Granted	170,560	47.61
Released	(160,934)	40.81
Forfeited	(5,257)	36.08
Outstanding at September 30, 2025	245,606	$41.94

Included, as granted and released, in the table above are 50,923 previously awarded performance-based shares that were earned for the 2022 - 2024 performance measurement period and ratified by the Board in February 2025 (based upon achieving targets at above “threshold,” below “target” levels). Also included, as granted and released, are 341 of other restricted stock awards for participants who retired and immediately vested. Excluded from the table above are 155,388, 242,177, and 205,478 shares for the three-year performance periods ending in 2025, 2026, and 2027 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

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

On September 16, 2024, in connection with a one-time sign-on equity grant, the Company’s newly appointed General Counsel, Senior Vice President Regulatory and Public Policy, and Corporate Secretary was awarded 9,300 shares of restricted stock, of which 50% vested immediately and the remaining 50% vested on September 16, 2025.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Nine Months Ended September 30,
Restricted Stock	2025	2024
Weighted-average grant date fair value	$47.61	$33.51
Total fair value of restricted shares that vested (in thousands)	$8,178	$7,976

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

Financing Activities

On August 29, 2025, TXNM paid the remaining balance due under its TXNM 2023 Term Loan in accordance with its terms, which terminated the agreement.

On August 15, 2025, TXNM entered into a distribution agreement (the “Distribution Agreement”) with BofA Securities, Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC and Scotia Capital (USA) Inc., as sales agents and Bank of America, N.A., MUFG Securities EMEA plc, Royal Bank of Canada and The Bank of Nova Scotia, as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents (the “TXNM 2025 ATM Program”). Sales of the shares made pursuant to the Distribution Agreement, if any, may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. TXNM did not initially receive any proceeds upon the execution of this agreement.

Beginning on August 15, 2025, TXNM sold, through the sales agents listed above, an aggregate of 3,542,377 shares of TXNM common stock as set forth in the table below and used the proceeds to repay borrowings under the TXNM Revolving Credit Facility and for other corporate purposes. Gross cash proceeds shown below were reduced by $2.0 million in issuance costs resulting in net cash proceeds of $198.0 million.

Settlement date	Shares	Settlement price	Settlement amount
			(in thousands)
August 18, 2025	209,990	$56.75	$11,917
August 19, 2025	18,500	56.83	1,051
August 19, 2025	200,000	56.51	11,302
August 19, 2025	200,000	56.41	11,282
August 20, 2025	1,000,000	56.41	56,410
August 21, 2025	64,016	56.57	3,621
August 21, 2025	1,500,000	56.40	84,600
August 22, 2025	135,327	56.58	7,657
August 25, 2025	41,408	56.60	2,344
August 25, 2025	118,819	56.73	6,740
August 26, 2025	54,317	56.64	3,076
	3,542,377		$200,000

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

At June 30, 2025, TXNM had a series of treasury lock agreements, with terms ranging from 5 years to 30 years, aggregating a total notional amount of $730.0 million to reduce interest rate exposure on the TNMP July 2025 FMBs that were issued in July 2025. The treasury lock agreements had an average fixed rate of 4.18% and TXNM designated them as cash flow hedges, measured at fair value, which was recorded as a loss of $2.5 million in Other current liabilities at June 30, 2025. Fair values, provided by an external pricing service, were determined using Level 2 inputs of quoted prices for similar agreements in active markets. On July 1, 2025, TXNM terminated all of the treasury lock agreements, realizing a pre-tax net loss of $1.6 million recorded in Accumulated other comprehensive income. The loss will be amortized through interest expense over a range of 5 to 30 years, in accordance with the terms of the TNMP July 2025 FMBs issued July 21, 2025.

On June 24, 2025, TXNM entered into an agreement (the “June 2025 Stock Purchase Agreement”) whereby TXNM sold, in a private placement transaction, and the purchasers named therein agreed to purchase 3,615,003 shares of TXNM common stock for a purchase price of $55.325 per share (for an aggregate amount of approximately $200 million). The closing of the issuance occurred on June 27, 2025. TXNM used the proceeds to repay an equal amount under the TXNM 2023 Term Loan. TXNM granted the purchasers customary registration rights with respect to the shares, pursuant to which TXNM was required to register such shares for resale with the SEC no later than five business days after TXNM filed its Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2025. On August 8, 2025, TXNM registered the shares for resale.

The documents governing an aggregate $1,505.0 million of TNMP’s outstanding FMBs ("TNMP FMBs") obligated TNMP to offer (“the Offer”), within 30 business days following the signing of the Merger Agreement, to prepay the outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. On June 14, 2025, the Offer expired and $1,084.3 million in aggregate principal amount of the bonds were validly tendered. TNMP accepted for purchase all validly tendered bonds. On June 24, 2025, holders whose bonds were validly tendered and accepted for purchase received 100% of the aggregate principal amount of bonds prepaid plus accrued and unpaid interest using funds drawn under the TNMP Merger Backstop Term Loan, discussed below. The documents governing the TNMP FMBs currently require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay the remaining outstanding TNMP FMBs, totaling $420.7 million, at par. TNMP will make such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay.

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

To ensure sufficient liquidity pending the Lender Consents, on May 18, 2025, TXNM entered into a $910.0 million, 364-day revolving credit facility (the “TXNM Merger Backstop Revolving Facility") between TXNM, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The TXNM Merger Backstop Revolving Facility was available to provide liquidity in the event the Company was unable to obtain the Lender Consents. On May 19, 2025, TXNM borrowed approximately $4.0 million under the TXNM Merger Backstop Revolving Facility and subsequently repaid the entire balance by May 21, 2025. The TXNM Merger Backstop Revolving Facility expired according to its terms as TXNM did not make any additional borrowings thereunder by the commitment termination date of May 23, 2025, and the Company was able to obtain the Lender Consents.

On May 18, 2025, concurrent with the execution of the TXNM Merger Backstop Revolving Facility, TNMP entered into a $1,505.0 million, 364-day delayed-draw term loan (the “TNMP Merger Backstop Term Loan”) between TNMP, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The TNMP Merger Backstop Term Loan was available to provide liquidity to repurchase TNMP’s FMBs that were tendered for prepayment pursuant to the Offer. On July 21, 2025, TNMP issued the TNMP July 2025 FMBs and used the proceeds to repay the outstanding principal balance under the TNMP Merger Backstop Term Loan on July 22, 2025, terminating that agreement.

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

On January 21, 2025, PNM entered into a $195.0 million term loan agreement (the “PNM 2025 Term Loan”), among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate, which was 5.14% at September 30, 2025, and must be repaid on or before July 21, 2026.

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

During the second quarter of 2024, TXNM entered into a forward sale agreement with a forward purchaser for the sale of 262,025 shares of common stock under the TXNM 2024 ATM Program (the “Q2 2024 Forward Sale Agreement”) with an initial forward sale price of $37.77 per share. During the third quarter of 2024, TXNM entered into forward sale agreements with forward purchasers for the sale of 2,196,926 shares of common stock under the TXNM 2024 ATM Program (the “Q3 2024 Forward Sale Agreements”, and together with the Q2 2024 Forward Sale Agreement, the “2024 Forward Sale Agreements”). The Q3 2024 Forward Sale Agreements had a weighted average initial forward sale price of $40.58 per share. TXNM physically settled these shares on December 30, 2024.

On May 10, 2024, PNM entered into a $200.0 million term loan agreement (the “PNM 2024 Term Loan”), among PNM, the lenders party thereto and U.S. Bank National Association, as administrative agent. PNM used the proceeds of the PNM 2024 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2024 Term Loan bears interest at a variable rate, which was 5.16% at September 30, 2025, and must be repaid on or before November 10, 2025.

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

On March 28, 2024, TNMP entered into the TNMP 2024 Bond Purchase Agreement with institutional investors for the sale of $285.0 million aggregate principal amount of four series of the TNMP 2024 Bonds offered in private placement transactions. TNMP issued the first two series on March 28, 2024, consisting of $32.0 million at a 5.26% interest rate, due March 28, 2029, and $85.0 million at a 5.55% interest rate, due March 28, 2036. The third and fourth series were issued on July 1, 2024, consisting of $40.0 million at a 5.65% interest rate, due July 1, 2039, and $128.0 million at a 5.79% interest rate, due July 1, 2054. The proceeds were used to repay existing debt, including the $80.0 million of 4.03% TNMP FMBs that were due July 2024 and borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2024 Bonds are subject to continuing compliance with the representations, warranties, and covenants set forth in the supplemental indentures governing the TNMP 2024 Bonds. The terms of the supplemental indentures governing the TNMP 2024 Bonds include the customary covenants discussed above. In the event of certain changes of control of TXNM or TNMP, TNMP will be required to offer to prepay the TNMP 2024 Bonds at par. The definition of change of control in the supplemental indentures governing the TNMP 2024 Bonds were triggered by the execution of the Merger Agreement and the TNMP 2024 Bonds were included in the Offer, with $125.0 million validly tendered by the bondholders and accepted for purchase by TNMP. The change of control for the remaining $160.0 million of TNMP 2024 Bonds will again be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2024 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

At September 30, 2025, variable interest rates were 5.16% on the PNM 2024 Term Loan that matures in November 2025 and 5.14% on the PNM 2025 Term Loan that matures in July 2026.

Short-term Debt and Liquidity

As of September 30, 2025, the TXNM Revolving Credit Facility had a financing capacity of $300.0 million and the PNM Revolving Credit Facility had a financing capacity of $400.0 million. Each of these facilities matures on March 30, 2029 and contains two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility. On July 25, 2025, PNM amended its PNM New Mexico Credit Facility to, among other things, extend the maturity from May 20, 2026 to May 31, 2030. As of September 30, 2025, the TNMP Revolving Credit Facility has a capacity of $200.0 million and is secured by $200.0 million aggregate principal amount of TNMP first mortgage bonds and has a maturity of March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR. Short-term debt outstanding consists of:

	September 30, 2025		December 31, 2024
	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
PNM:
PNM Revolving Credit Facility	$118,300	5.49%	$323,800	5.73%
PNM New Mexico Credit Facility	40,000	5.51	40,000	5.81
	158,300		363,800

TNMP Revolving Credit Facility	—	—	151,600	5.37

TXNM Revolving Credit Facility	155,500	5.77	93,900	5.96
	$313,800		$609,300

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition to the above borrowings, TXNM, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at September 30, 2025 that reduce the available capacity under their respective revolving credit facilities. TXNM also had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of September 30, 2025 and December 31, 2024, neither PNM nor TNMP had any intercompany borrowings from TXNM. TXNM had $1.7 million and $1.5 million in short-term borrowings from PNMR Development at September 30, 2025 and December 31, 2024.

PNM has $3.6 million and $3.7 million in scheduled principal payments due for the ETBC I Securitized Bonds in February and August 2026. PNM also has $200.0 million under the PNM 2024 Term Loan due in November 2025, $195.0 million under the PNM 2025 Term Loan due in July 2026, and $100.3 million of 0.875% PCRBs with a mandatory tender date of October 1, 2026. The Company’s debt arrangements have various maturities and expiration dates. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

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

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2025	2024	2025	2024	2025	2024
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	5,385	5,427	567	597	121	124
Expected return on plan assets	(7,459)	(7,758)	(1,384)	(1,391)	—	—
Amortization of net loss	3,124	2,661	—	—	47	50
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$1,050	$330	$(817)	$(794)	$168	$174

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2025	2024	2025	2024	2025	2024
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	16,154	16,282	1,700	1,791	365	372
Expected return on plan assets	(22,375)	(23,272)	(4,152)	(4,173)	—	—
Amortization of net loss	9,371	7,984	—	—	141	150
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$3,150	$994	$(2,452)	$(2,382)	$506	$522

PNM did not make any contributions to its pension plan trust in the three and nine months ended September 30, 2025 and 2024 and does not anticipate making any contributions to the pension plan in the remaining months of 2025 through 2028. PNM does expect to make a cash contribution of $7.9 million in 2029 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.31% in 2025 declining to a rate of approximately 5.03% in 2027 and later years. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three and nine months ended September 30, 2025 and 2024, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2025 and zero and less than $0.1 million for the three and nine months ended September 30, 2024. These payments are expected to total $2.0 million in 2025 and $11.1 million for 2026-2029. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.9 million in the three and nine months ended September 30, 2025 and $0.4 million and $0.9 million in the three and nine months ended September 30, 2024 and are expected to total $1.2 million during 2025 and $4.2 million for 2026-2029.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan
	2025	2024	2025	2024
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$4	$5
Interest cost	536	553	94	96
Expected return on plan assets	(733)	(687)	(120)	(129)
Amortization of net (gain) loss	168	139	(124)	(161)
Amortization of prior service cost	—	—	—	—
Net Periodic Benefit Cost (Income)	$(29)	$5	$(146)	$(189)

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan
	2025	2024	2025	2024
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$13	$16
Interest cost	1,608	1,660	280	289
Expected return on plan assets	(2,199)	(2,061)	(361)	(386)
Amortization of net (gain) loss	504	417	(372)	(482)
Amortization of prior service cost	—	—	—	—
Net Periodic Benefit Cost (Income)	$(87)	$16	$(440)	$(563)

TNMP did not make any contributions to its pension plan trust in the three and nine months ended September 30, 2025 and 2024 and does not anticipate making any contributions to the pension plan in 2025 through 2029 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.32% in 2025 declining to a rate of approximately 5.05% in 2027 and later years. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and nine months ended September 30, 2025 and 2024 and does not expect to make contributions to the OPEB trust during the period 2025-2029.

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

With respect to some of the items listed below, the Company has determined that a loss is not probable or that, to the extent probable, cannot be reasonably estimated. In some cases, the Company is not able to predict with any degree of certainty the range of possible loss that could be incurred. The Company assesses legal and regulatory matters based on current information and makes judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of any damages sought, and the probability of success. Such judgments are made with the understanding that the outcome of any litigation, investigation, or other legal proceeding is inherently uncertain. The Company records liabilities for matters where it is probable a loss has been incurred, and the amount of loss is reasonably estimatable. The actual outcomes of the items listed below could ultimately differ from the judgments made and the differences could be material. The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings. Except as otherwise disclosed, the Company does not expect that any known lawsuits, environmental costs, or commitments will have a material effect on its financial condition, results of operations, or cash flows.

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

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At September 30, 2025 and December 31, 2024, PNM had a liability for interim storage costs of $15.3 million and $13.4 million, which is included in other deferred credits.

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

The New Mexico Energy Transition Act

The New Mexico Energy Transition Act (“ETA”) sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The passage of the ETA amended the REA to require utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The amendments also allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. Also pursuant to the ETA, the NM Environmental Improvement Board adopted standards of performance that limit CO2 emissions to no more than 1,100 lbs. per MWh beginning January 1, 2023 for new and existing coal-fired EGUs with original installed capacities exceeding 300 MW.

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

SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022. On August 30, 2022, EPA published in the Federal Register an official “Finding of Failure to Submit” for states, including New Mexico, that have not yet submitted a round 2 regional haze SIP. This action by EPA started a two-year clock for it to issue a FIP, which deadline has now passed. NMED petitioned the NM Environmental Improvement Board to adopt a proposed SIP and submitted a final revised plan to the NM Environmental Improvement Board on March 3, 2025. PNM submitted comments on the proposed SIP in response to a request for comments by NMED. The NM Environmental Improvement Board held a public hearing from April 28 to April 30, 2025 and is expected to deliberate and deliver a final rule during its regular meeting on November 21, 2025.

On March 12, 2025, as part of EPA’s list of 31 deregulatory actions, EPA announced it would restructure the Regional Haze Program. On October 2, 2025, EPA published an advanced notice of proposed rulemaking to solicit information from the public to help develop regulatory changes on the implementation and structure of the Regional Haze Rule (“RHR”). The advanced notice itself does not impose any requirements but requests input on how EPA can revise the RHR to streamline regulatory requirements impacting states’ visibility improvement obligations. Comments are due December 1, 2025.

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

In 2024, EPA adopted regulatory actions under CAA Sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term), natural gas co-firing (medium-term), or exempt from the rule via early retirement. The standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups and some power companies and labor unions filed challenges to the rule at the DC Circuit, which heard oral arguments on December 6, 2024. However, President Trump issued several executive orders on January 20, 2025, directing his Administration to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. On March 12, 2025, as part of EPA’s reconsideration of 31 environmental regulations, EPA announced the agency will reconsider the previous Administration’s regulations on GHG standards and guidelines for power plants. On June 17, 2025, EPA published a proposed rule in the Federal Register with two alternatives to repeal or revise the GHG emission standards for EGUs. EPA primarily proposes to find that GHG emissions from fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of CAA Section 111, which would preclude EPA from regulating GHG emissions from those plants. As a result, EPA is proposing to repeal all GHG standards for the power sector promulgated under CAA Section 111 in both 2015 and 2024. EPA also proposed, in the alternative, to find that CCS is not adequately demonstrated and that neither CCS nor gas co-firing are the best system of emission reduction for GHG emissions from power plants, which findings also support repeal of those specific requirements from the rules adopted in 2024. Comments were due by September 15, 2025 and EPA has indicated it intends to finalize the proposed rule by the end of 2025.

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

On August 1, 2025, EPA published a proposal to rescind the Agency’s 2009 final rule commonly known as the Endangerment Finding. In the Endangerment Finding, EPA found that current and projected atmospheric concentrations of the well-mixed combination of six GHGs threaten public health and welfare, and that the combined emissions of these GHGs from new motor vehicles and engines contribute to the GHG pollution that threatens public health and welfare. This provided the basis for EPA’s subsequent GHG regulations applicable to stationary sources. Comments were due September 15, 2025.

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

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS, triggering an obligation for EPA to issue a FIP within two years. In response, NMED submitted a Good Neighbor SIP on July 27, 2021 that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. On March 15, 2023, EPA Administrator Regan signed a final action imposing a FIP on multiple states but did not include a FIP for New Mexico because the most updated modeling available at the time of the proposal confirmed the state did not contribute to downwind ozone nonattainment or maintenance areas. However, the updated modeling EPA used in the final rule indicated that New Mexico may be significantly contributing to one or more non-attainment or maintenance areas. In light of that modeling result, on February 16, 2024, the EPA published a proposed rule partially disapproving the SIPs for New Mexico and four other states (Arizona, Iowa, Kansas, and Tennessee) and expanding the Good Neighbor FIP to apply to these states. The FIP aspect of the proposed rule would have required fossil fuel-fired power plants in these five states to participate in an allowance-based ozone season NOx emissions trading program beginning in 2025, but the outgoing Biden Administration did not finalize the rule. On March 10, 2025, in the DC Circuit, the EPA filed a motion for voluntary remand of its ozone interstate transport FIP for the 2015 ozone NAAQS to reconsider the rule and had anticipated completing a new rulemaking by Fall 2026. The FIP is listed for reconsideration under the EPA’s March 2025 list of deregulatory actions.

PM Standard – In 2023, EPA published, in the Federal Register, a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine PM standard, the daily coarse PM standard, and the secondary PM standards. The final rule was published on March 6, 2024, lowering the primary annual PM 2.5 NAAQS to 9 ug/m3, and became effective May 6, 2024. States will have until March 2032 to attain compliance with the new standard. During the multi-year implementation process, EPA will designate attainment/nonattainment areas by March 6, 2026, and states will submit a SIP to EPA by September 6, 2027. This implementation process also applies to the Albuquerque-Bernalillo County Environmental Health Department who may combine efforts with NMED. However, even before any designations are made, the new standard is effective for conducting required modeling for permit applications and revisions. The lower standard is expected to result in new nonattainment areas throughout the country and could prompt additional PM control requirements, but PNM cannot predict the impacts of the outcome of future rulemaking. The March 2024 final rule is

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
listed for reconsideration under EPA’s March 2025 list of deregulatory actions. EPA had anticipated a proposed rule in July 2025 with a final rule in January 2026.

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

The Steam Electric ELG rule was challenged in the U.S. Court of Appeals for the Fifth Circuit by numerous parties. In 2017, EPA signed a notice indicating its intent to reconsider portions of the rule, and the Fifth Circuit issued an order severing the issues under reconsideration and holding the case in abeyance as to those issues. However, the court allowed challenges to other portions of the rule to proceed. In 2019, the Fifth Circuit granted those challenges and issued an opinion vacating several portions of the rule, specifically those related to legacy wastewater and leachate, for which the court deemed the standards selected by EPA to be arbitrary and capricious.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In 2017, EPA published a final rule for postponement of certain compliance dates. The rule postponed the earliest date on which compliance with the ELG for regulated waste streams would be required from November 1, 2018 until November 1, 2020. In 2019, EPA published a proposed rule revising the original ELG while maintaining the compliance dates. In 2020, EPA published in the Federal Register the final Steam Electric ELG and Standards for the Steam Electric Power Generating Point Source Category, revising the final 2015 guidelines for both flue gas desulfurization wastewater and bottom ash transport water. The 2020 rule required compliance with new limits as soon as possible on or after October 13, 2021, but no later than December 31, 2025.

In 2021, EPA published notice that it would undertake a supplemental rulemaking to revise the ELG after completing its review of the rules reconsidered in 2020. As part of this process, EPA committed to determine whether more stringent limitations and standards would be appropriate. On March 29, 2023, EPA published the proposed ELG Rule in the Federal Register. The proposed rule included stricter limitations for wastewater discharges for coal-fired facilities, but allowed for flexibilities for those coal-powered facilities that would decommission or repower by December 31, 2028, to December 31, 2032.

On May 9, 2024, EPA published a final rule to further revise the ELG. This final supplemental rule updated the technology-based limitations applicable to flue gas desulfurization wastewater, bottom ash transport water, and legacy wastewater at existing sources, as well as combustion residual leachate at new and existing sources. The 2024 rule was challenged in the U.S. Court of Appeals for the Eighth Circuit, but the court denied motions for a stay, so the rule remains in effect. On March 12, 2025, EPA announced it would reconsider the ELGs for the steam electric power generating industry. On October 2, 2025, EPA published proposed and direct final rules for extension of deadlines and other provisions. Comments are due November 3, 2025.

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

In 2021, NMED approved both the field work plans required for site characterization and associated work activities which were completed by the end of 2022 and a report was submitted to NMED in 2023. Groundwater sampling for the abatement plan’s first semiannual work was completed in 2023, and the associated report was completed and submitted to

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NMED. In addition, the work plan for the 2023 CAF work was completed and submitted to NMED in July 2023. NMED approved this work plan in December 2023. The activities from the work plan include the installation of three monitoring wells which were completed in December 2024. A report summarizing the well installation is under preparation. Site wide sampling was completed in March 2025, with reports provided to NMED.

The City of Santa Fe has stopped operating its well at the site, which is needed for PNM’s groundwater remediation system to operate. As a result, PNM has stopped performing remediation activities at the site. However, PNM’s monitoring and other abatement activities at the site are ongoing and will continue until the groundwater meets applicable federal and state standards or until NMED determines that remediation is not required, whichever is earlier. PNM is also in communications with the City of Santa Fe to determine when operations at the site might resume. PNM is not able to assess the duration of this project or estimate the impact on its obligations if PNM is required to resume groundwater remediation activities at the site. PNM is unable to predict the outcome of these matters.

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

On May 8, 2024, EPA published a final rule that extended federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCRMU (Legacy Rule), including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR rule, inactive CCR landfills, and other areas where CCR was managed directly on the land. The rule became effective on November 8, 2024. EPA included deferral options for smaller CCRMU containing between one and 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that closed prior to the effective date of the new rule (subject to certain eligibility conditions). EPA also codified the controversial definitions of infiltration and liquids that were litigated in the DC Circuit. Six petitions for review of the Legacy Rule were filed and were consolidated into one case by the DC Circuit. The Utility Solid Waste Activities Group, of which TXNM is a member, is a petitioner jointly with the National Rural Electric Cooperative Association, and American Public Power Association. The U.S. Supreme Court denied a requested stay of the rule by East Kentucky Power Cooperative. The DC Circuit has agreed to hold the case in abeyance until December 15, 2025. On July 22, 2025, EPA published a final rule and companion proposal revising the compliance deadlines for CCRMU requirements under the Legacy Rule. In September 2025, EPA withdrew the final rule due to adverse comments but anticipates a proposed rule in January 2026 with a final rule expected in October 2026.

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

In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. EPA anticipates a final rule in December 2026. EPA has coordinated with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rulemaking activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

As noted above, SJGS does not operate any onsite CCR impoundments or landfills that are regulated under the 2015 CCR rule, and as of November 8, 2024, identified only one CCRMU that would be regulated under the Legacy Rule. The CCR has since been removed from that unit and PNM will conduct the requisite site investigation reports. PNM would seek recovery from its retail customers of all CCR costs for jurisdictional assets that are ultimately incurred.

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

A mine reclamation cost study was completed in the first quarter of 2024 and PNM remeasured its liability, which resulted in an increase in overall reclamation costs of $20.9 million, due primarily to higher inflationary factors. As a result, PNM recorded the increase in the liability related to the underground mine of $17.0 million as a regulatory asset on the Condensed Consolidated Balance Sheets. Due to the NMPRC cap on the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million, PNM was required to record $4.0 million of the increase related to the surface mine liability plus an additional $0.5 million, related to other costs, as a regulatory disallowance on the Condensed Consolidated Statements of Earnings in the three months ended March 31, 2024. In the third quarter of 2024, PNM and Westmoreland amended the mine reclamation services agreement to update the base rates for the costs of reclamation activities, which resulted in an increase in overall reclamation costs of $12.1 million. As a result, PNM recorded an additional increase in the liability related to the underground mine of $6.0 million as regulatory assets on the Condensed Consolidated Balance Sheets and the increase of $6.1 million related to the surface mine as a regulatory disallowance on the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2024.

In the third quarter of 2025, PNM and Westmoreland amended the mine reclamation services agreement to update the capital recovery charges due in each year from 2025 through 2028, which resulted in an increase in overall reclamation costs. As a result on September 30, 2025, PNM recorded increases in the liabilities related to the underground mine of $0.2 million and the surface mine of $0.2 million. PNM recorded the increase in the liability related to the underground mine as a regulatory asset on the Condensed Consolidated Balance Sheets. PNM recorded the increase related to the surface mine liability as a regulatory disallowance on the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2025.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A coal mine reclamation study for the surface mine that serves Four Corners was completed in December 2024. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. PNM remeasured its liability, which resulted in a decrease in overall reclamation costs of $1.6 million, due primarily to lower overhead costs, contractor management costs, and taxes and royalties. Due to the NMPRC cap on the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million, PNM recorded the decrease related to the surface mine liability as a regulatory disallowance on the Consolidated Statements of Earnings for the year ended December 31, 2024. In 2025, APS provided an update to the cumulative MMBTU consumption for Four Corners for the purpose of allocating final mine reclamation costs. Based on the consumption outlook, PNM’s forecasted share of final reclamation costs was reduced from 9.755% to 9.096%. As a result on September 30, 2025, PNM recorded a decrease in the liability related to the surface mine of $0.9 million on the Condensed Consolidated Balance Sheets. This decrease is also recorded as a $0.9 million reduction in regulatory disallowance on the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2025.

Based on the most recent estimates, PNM’s remaining payments as of September 30, 2025 for mine reclamation, in future dollars, are estimated to be $34.6 million for the surface mines at both SJGS and Four Corners and $63.7 million for the underground mine at SJGS. At September 30, 2025 and December 31, 2024, liabilities, in current dollars, of $24.1 million and $38.3 million for surface mine reclamation and $55.0 million and $52.9 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners are parties to a reclamation trust funds agreement to provide financial assurance for post-term coal mine reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and meet year-end funding targets set by funding curves that are approved by the SJGS ownership. PNM began using its mine reclamation trust to pay for final mine reclamation costs in April 2023. Because the trust agreement requires meeting specific funding targets at year end, it may be necessary for PNM to make additional contributions to meet those targets. PNM contributed $27.3 million in 2024. Based on PNM’s reclamation trust fund balance at September 30, 2025, current forecasts, and current funding curve targets, PNM anticipates contributing $6.5 million in 2025 and does not anticipate making any contributions in 2026 or 2027.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $3.2 million in 2024 and anticipates contributing $0.5 million per year for 2025, 2026 and 2027.

PNM recovers from retail customers reclamation costs associated with the underground mine. However, the NMPRC capped the amount collected from retail customers for final reclamation of the surface mines at $100.0 million for both SJGS and Four Corners. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The impacts of changes in New Mexico state law as a result of the enactment of the ETA and regulatory determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. PNM is currently unable to determine the outcome of these matters.

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

On July 29, 2025 PNM received a letter from the NMED indicating that the NMED designated PNM as a responsible party and requiring a Stage 1 Abatement Plan (“S1AP”) proposal for SJGS for groundwater and soil contamination associated with former operations at SJGS. NMED has approved PNM’s request to delay the submission of the S1AP to November 26, 2025. PNM is currently working with experienced consultants to design and conduct site investigations and groundwater modeling to develop the S1AP. PNM is currently unable to determine the outcome of this matter.

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

TXNM

Merger Proceedings

On August 25, 2025, TXNM filed applications for approval of its proposed Merger with Blackstone Infrastructure (Note 17) with the NMPRC, PUCT, and FERC. In addition to strong governance and oversight provisions, the applications include the following benefits for PNM and TNMP’s customers:

Application to the NMPRC

•$105.0 million in retail rate credits to be paid over four years
•$10.0 million in additional contributions to the PNM Good Neighbor Fund to be paid over 10 years
•$35.0 million in economic development funding to be paid over 10 years
•$25.0 million commitment to innovative technologies to support New Mexico’s transition to carbon-free energy
•PNM’s continued strong community involvement and charitable giving

The NMPRC does not have a statutory timeframe for consideration of the application.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Application to the PUCT

•Rate credits of $35.0 million to be paid over four years
•$10.0 million in economic development funding to be paid over 10 years
•$5.0 million in additional community support over 10 years to enhance charitable giving

The PUCT has a 180-day statutory timeframe for consideration of the application.

Application to the FERC

The application demonstrates that the Merger is consistent with the public interest because it will not have an adverse effect on competition, rates, and regulation and will not result in any inappropriate cross-subsidization. The FERC also has a 180-day statutory timeframe for consideration of the application.

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
◦Adjustments to Four Corners depreciation rates to recover remaining plant investments through July 2031, the expected abandonment date of the facility
•Proposed ratemaking treatment of ESAs to be recovered through PNM’s FPPAC which began July 1, 2025

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

In March 2024, notice of appeals were separately filed with the NM Supreme Court by NEE and PNM, and a joint notice of appeal was filed by the NM Department of Justice, Bernalillo County, and Albuquerque Bernalillo County Water Utility Authority (“ABCWUA”). NEE’s appeal was subsequently consolidated with the joint notice of appeal. In the statements of issues submitted in the parties’ appellate dockets, PNM took issue with the NMPRC’s ruling on capital structure; other appellants primarily challenged the NMPRC rulings related to Four Corners and Palo Verde cost recovery. On June 20, 2025, PNM filed an uncontested motion to dismiss its appeal. The NM Supreme Court granted PNM’s uncontested motion to dismiss its appeal, and on September 25, 2025, issued a ruling rejecting the consolidated appeal and upholding the NMPRC’s final order. This matter is now concluded.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a capacity of 11 MW
•Solar distributed generation, aggregating 327.9 MW at September 30, 2025, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2025 renewable energy procurement plan, which became effective on January 1, 2025, PNM proposed to collect $58.7 million for the year. PNM recorded revenues from the rider of $10.9 million and $42.5 million in the three and nine months ended September 30, 2025 and $11.1 million and $41.7 million in the three and nine months ended September 30, 2024.

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2024. On May 30, 2025, PNM filed its application for its 2026 renewable energy procurement plan, requesting to collect $54.3 million for the year. On September 25, 2025, the Hearing Examiners issued an RD recommending approval of PNM’s application with no significant modifications and on October 30, 2025, the NMPRC issued a Final Order approving the application as filed.

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

In 2023, PNM filed an application for energy efficiency and load management programs to be offered in 2024, 2025, and 2026 (the “2024 Plan”). The 2024 Plan proposed to continue ten existing energy efficiency programs with modification and a total annual budget of $34.5 million in 2024, $35.4 million in 2025, and $36.5 million in 2026. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget and a sliding scale that provides additional incentive for additional energy saved as a percentage of program cost, up to the maximum allowed by the energy efficiency rule which for PNM is 8.82%. On January 26, 2024, the hearing examiners in the case issued a RD. The RD largely approved the 2024 Plan but with modifications that include the pursuit of demand response resources, additional analysis in future filings, adjustments to certain energy efficiency programs, and modification of the incentive sliding scale cap to reflect a new maximum. On March 7, 2024, the NMPRC approved the RD in its entirety.

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

On December 30, 2024, PNM issued its 2029-2032 RFP for at least 900 MW of new energy resources to come online between 2029 and 2032, with at least 500 MW needed by 2030. The RFP is consistent with the needs identified in PNM’s 2023 IRP, which identified a range of 900 to 2,900 MW of new capacity needed by 2032, depending on the type of resources

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
selected. The 2029-2032 RFP is anticipated to identify potential replacement resources for PNM’s current natural gas generation capacity as well as PNM’s ownership interest in Four Corners. PNM has been granted an extension from the required September 2025 deadline to a January 9, 2026 deadline to file and present PNM’s evaluation of RFP bids, with the IM expected to issue a final report by February 9, 2026.

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
EDAM
As previously disclosed, PNM participates in the EIM, a real-time wholesale energy trading market operated by the CAISO, that enables participating electric utilities to buy and sell energy. EDAM is a voluntary day-ahead regional market that expands on CAISO’s EIM market, which PNM plans on joining in the fall of 2027. On August 22, 2025, PNM filed an application with the NMPRC requesting approval to create a regulatory asset for the costs associated with joining the EDAM, which was approved in an accounting order issued on October 16, 2025. PNM expects to seek recovery of these costs in a future rate case.
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

On July 3, 2025 a procedural order was issued and on October 21, 2025, a prehearing conference was held where all parties agreed that a public hearing was unnecessary and that the evidence on record was sufficient to support a RD. The NMPRC is expected to rule on the application during a future open meeting where public comment is permitted. PNM is unable to predict the outcome of this matter.
BESS Project
On August 6, 2025, PNM filed an application with the NMPRC for approval of a CCN to construct, own, and operate 30 MWs of energy storage. The application consists of 6 MW batteries to be constructed at five existing PNM-owned solar facilities located in Otero County, San Miguel County, Luna County and two sites in Valencia County. PNM estimates that the BESS Project will cost $78.7 million and will assist in serving our summer peak season when operational.

TNMP

HB 5247

On June 20, 2025, Texas House Bill 5247 (“HB 5247”) was signed into law by Governor Gregg Abbott. HB 5247, which took effect immediately, added Section 36.216 to the Public Regulatory Act (“PURA 36.216”), authorizing certain electric utilities with total capital expenditures that exceeded 300 percent of annual depreciation in a calendar year, to elect, in the following calendar year, to file a single, annual proceeding to adjust nonfuel rates on a system-wide basis to reflect changes in transmission and distribution rates previously authorized under certain other interim rate mechanisms. A utility seeking to make this election under PURA 36.216 is required to file a notice with the PUCT informing them of its intent and provide supporting documentation of the applicable capital expenditures at least 60 days before filing the single, annual proceeding and correspondingly must notify the PUCT if the utility determines that it no longer qualifies for continued use of the election. Management has evaluated the application of HB 5247 and PURA 36.216 and determined that TNMP qualifies as the type of electric utility that would be eligible for the election. Currently, TNMP expects to make its first comprehensive filing under Section 36.216 in 2026 with a view towards recovering costs associated with eligible transmission and distribution investments that were placed into service after December 31, 2024 and that are not currently reflected in rates. In the interim, TNMP plans to immediately begin to recognize a regulatory asset for costs associated with its eligible transmission and distribution capital investments, including depreciation expense and carrying costs. At September 30, 2025 the regulatory asset associated with these costs totaled $2.2 million.

Sales and Use Tax Refund

On March 12, 2025, TNMP filed a refund claim with the Texas Comptroller’s office for overpaid sales and use taxes primarily related to asset purchases. The $34.6 million refund claim covers periods from January 2022 to October 2024 and amounts received, net of consultant fees, are expected to be applied to 2025 TNMP capital projects. On September 22, 2025, TNMP received the requested refund net of $7.5 million in consultant fees; $24.7 million was applied to 2025 TNMP capital projects; $2.1 million to offset related interest expense; and $0.3 million for other related expenses.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 15, 2024	$97.4	$13.1
September 20, 2024	20.6	3.9
March 25, 2025	83.5	11.5
September 19, 2025	87.4	12.3

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

Hurricane Beryl

On July 8, 2024, Hurricane Beryl made landfall in the Texas Gulf Coast leaving approximately 116,000 customers in the TNMP service area without power. As of September 30, 2025, TNMP incurred $54.0 million of costs, of which $33.5 million has been recorded in Utility Plant and $20.5 million has been recorded as a Regulatory Asset on the Condensed Consolidated Balance Sheets. TNMP will seek collection of such costs in a future regulatory proceeding.

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

On December 11, 2024, TNMP filed an unopposed settlement with the PUCT. The settlement includes $565.8 million of capital investments over 2025 through 2027, reflecting 94% of TNMP’s proposed plan investments. The settlement also encompasses $128.2 million of operations and maintenance expenses associated with several programs, including vegetation management and wildfire mitigation. On March 26, 2025, TNMP received the final order from the PUCT which included modifications reflecting capital investments of $545.8 million and $86.1 million of operating and maintenance costs. As of September 30, 2025, TNMP incurred $3.3 million of operating and maintenance costs, all of which have been recorded as a Regulatory Asset on the Condensed Consolidated Balance Sheets. TNMP will seek collection of such costs in a future regulatory proceeding.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of September 30, 2025 and December 31, 2024, the unamortized balance of these rights-of-ways was $69.7 million and $67.1 million. PNM recognized amortization expense associated with these agreements of $1.1 million and $3.3 million in the three and nine months ended September 30, 2025 and $1.1 million and $3.2 million in the three and nine months ended September 30, 2024.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At September 30, 2025, residual value guarantees on fleet vehicle and equipment leases are $0.7 million, $0.6 million, and $1.3 million for PNM, TNMP, and TXNM Consolidated.

Energy Storage Agreements

The Company has ESAs with fixed payments over the life of the agreements, that are accounted for as operating leases, for which the Company records the initial lease liabilities and corresponding right-of-use assets. The Company also has ESAs with monthly payments that vary, depending on the available capacity of the energy storage facility, that are also accounted for as operating leases. However, due to the variable nature of the consideration, these agreements do not require a lease liability or a right-of-use asset to be recorded upon inception. Expenses for this type of lease are reflected in variable lease expense in the tables below. In addition, the Company has elected to separate lease components from non-lease components for ESAs and accordingly, does not include non-lease components in the measurement of the lease liability or right-of-use asset. The non-lease components, which are not included in the measurement of the lease liability or the corresponding right-of-use asset, comprise 25.5% of the value of the agreements.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2025			December 31, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$319,432	$191	$320,127	$271,433	$923	$272,894
Current portion of operating lease liabilities	15,164	162	15,366	13,542	713	14,293
Long-term portion of operating lease liabilities	299,662	27	300,165	254,702	167	255,376

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases.

Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2025			December 31, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Financing leases:
Non-utility property	$27,796	$31,352	$60,558	$24,548	$24,420	$50,144
Accumulated depreciation	(12,395)	(14,341)	(27,175)	(10,997)	(13,411)	(24,604)
Non-utility property, net	15,401	17,011	33,383	13,551	11,009	25,540

Other current liabilities	$5,163	$6,012	$11,535	$4,311	$4,527	$9,126
Other deferred credits	10,263	11,028	21,931	9,262	6,504	16,470

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	September 30, 2025			December 31, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
Weighted average remaining lease term (years):
Operating leases	17.48	0.73	17.45	17.52	1.10	17.45
Financing leases	3.52	3.34	3.41	3.51	2.80	3.20

Weighted average discount rate:
Operating leases	5.73%	4.62%	5.73%	5.68%	4.41%	5.68%
Financing leases	5.32%	5.46%	5.38%	5.08%	5.19%	5.12%

Information for the components of lease expense is as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$5,493	$—	$5,493	$15,660	$—	$15,660
Other operating leases	1,863	105	1,987	5,589	390	6,035
Amounts capitalized	(11)	(81)	(92)	(33)	(317)	(350)
Total operating lease expense	7,345	24	7,388	21,216	73	21,345
Financing lease cost:
Amortization of right-of-use assets	1,255	1,612	2,956	3,686	4,455	8,409
Interest on lease liabilities	189	220	421	553	577	1,171
Amounts capitalized	(941)	(1,527)	(2,468)	(2,719)	(4,177)	(6,897)
Total financing lease expense	503	305	909	1,520	855	2,683

Variable lease expense	6,555	—	6,555	19,690	—	19,690
Short-term lease expense	173	4	182	542	16	605
Total lease expense for the period	$14,576	$333	$15,034	$42,968	$944	$44,323

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$2,947	$—	$2,947	$8,840	$—	$8,840
Other operating leases	1,888	217	2,124	5,855	723	6,610
Amounts capitalized	(23)	(192)	(216)	(86)	(634)	(720)
Total operating lease expense	4,812	25	4,855	14,609	89	14,730
Financing lease cost:
Amortization of right-of-use assets	1,042	1,235	2,356	3,379	3,866	7,361
Interest on lease liabilities	142	146	300	429	445	891
Amounts capitalized	(748)	(1,133)	(1,882)	(2,345)	(3,476)	(5,822)
Total financing lease expense	436	248	774	1,463	835	2,430

Variable lease expense	433	—	433	1,226	—	1,226
Short-term lease expense	182	7	276	534	19	656
Total lease expense for the period	$5,863	$280	$6,338	$17,832	$943	$19,042

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental cash flow information related to the Company’s leases is as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,633	$43	$22,725	$16,694	$36	$16,758
Operating cash flows from financing leases	196	141	379	143	75	235
Finance cash flows from financing leases	1,319	722	2,296	1,305	759	2,174

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$57,920	$9	$57,930	$75	$100	$743
Financing leases	5,562	10,521	16,345	1,735	2,661	5,355

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024. Future expected lease payments are shown below:

	As of September 30, 2025
	PNM			TNMP		TXNM
		Operating					Operating
	Financing	Energy Storage	Other	Financing	Operating	Financing	Energy Storage	Other
	(In thousands)
Remainder of 2025	$1,533	$6,313	$71	$1,886	$154	$3,520	$6,313	$242
2026	5,651	25,250	7,045	6,337	16	12,381	25,250	7,130
2027	4,318	25,250	7,049	4,709	14	9,387	25,250	7,134
2028	2,872	25,250	7,052	3,193	11	6,242	25,250	7,135
2029	1,376	25,250	7,039	1,945	—	3,360	25,250	7,114
Later years	978	364,133	3,660	539	—	1,518	364,133	4,012
Total minimum lease payments	16,728	471,446	31,916	18,609	195	36,408	471,446	32,767
Less: Imputed interest	1,302	184,974	3,562	1,569	6	2,942	184,974	3,708
Lease liabilities	$15,426	$286,472	$28,354	$17,040	$189	$33,466	$286,472	$29,059
The above table includes $15.2 million, $14.7 million, and $30.2 million for PNM, TNMP, and TXNM at September 30, 2025 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At September 30, 2025, the Company has an ESA that has been executed with a lease component that has not yet commenced. The lease component begins in 2029, expires in 2044, and will be recognized as a lease asset and liability upon the commencement. The expected total fixed consideration to be paid for this arrangement, which includes non-lease payments, is approximately $94.3 million over the 20-year term of the agreement.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items are excluded from the estimated annual rate calculation. Such items include regulatory disallowances, Merger-related costs, and excess tax benefits or deficiencies related to stock awards. At September 30, 2025, TXNM, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2025 would be 13.04%, 9.59%, and 20.43%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2025, income tax expense was calculated by applying the expected annual effective income tax rate to earnings before income taxes was decreased by $4.7 million for the tax effects of Merger related costs, of which $0.2 million was allocated to PNM and $0.2 million was allocated to TNMP. Excess tax benefits related to stock awards decreased tax expense by $0.4 million for TXNM, with $0.3 million allocated to PNM and $0.1 million allocated to TNMP. Tax expense was increased by $0.2 million for the tax effects of regulatory disallowances at TXNM and PNM.

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

On July 4, 2025, changes in U.S. federal income tax laws were enacted through the OBBBA. The OBBBA generally extends and makes permanent the changes from the TCJA, including maintaining the 21% corporate tax rate, interest deductibility for regulated electric utilities, and state and local tax deductibility. The OBBBA also accelerates the phase-out of certain Inflation Reduction Act of 2022 energy tax credits and restricts the availability of credits for “foreign entities of concern.” As a result, TXNM anticipates potentially higher costs associated with any future renewable energy development but does not expect other aspects of the OBBBA to have a material impact on its financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Services billings:
TXNM to PNM	$30,866	$33,095	$98,270	$99,525
TXNM to TNMP	12,136	13,192	39,621	40,314
PNM to TNMP	82	178	247	368
TNMP to TXNM	22	75	78	85
TNMP to PNM	—	497	—	497
TXNM to NMRD	—	—	—	66
Renewable energy purchases:
PNM from NMRD	—	—	—	1,523
Interest billings:
TXNM to PNM	49	77	133	116
PNM to TXNM	133	156	398	465
TXNM to TNMP	24	23	210	202
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

The proposed Merger has been unanimously approved by the Board. Consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, without limitation, the approval by at least a majority of the holders of outstanding shares of TXNM common stock entitled to vote thereon, the absence of any material adverse effect on TXNM, no legal prohibition on the consummation of the Merger (a “Legal Restraint”), and the receipt of certain required regulatory approvals (including PUCT, NMPRC, FERC, NRC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976). The Merger Agreement does not contain any financing condition. On August 25, 2025 TXNM filed applications for regulatory approvals to the NMPRC, PUCT, and FERC (Note 12). On August 28, 2025, TXNM held a special meeting of shareholders whereby a majority of the holders of outstanding shares of TXNM common stock as of the close of business on July 17, 2025, voted to approve the Merger. The Merger is currently expected to close in the second half of 2026.

The Merger Agreement may be terminated by each of TXNM and Parent under certain circumstances, including if the Merger is not consummated by the 15-month anniversary of the execution of the Merger Agreement (as extended, the “End Date”), so long as failure of the Merger to consummate on or before the End Date was not due to the breach of the Merger Agreement by such party, subject to an automatic extension of the End Date until December 31, 2026 and an additional three-month extension by mutual agreement of the parties, in each case if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals or the absence of a Legal Restraint, have been satisfied or waived. The Merger Agreement also provides for other customary termination rights for both Parent (including if the Board changes its recommendation in respect of the Merger) and TXNM. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if Parent terminates the Merger Agreement due to a change in recommendation of the Board or if TXNM terminates the Merger Agreement to accept a Superior Proposal), TXNM will be required to pay Parent a termination fee of $210.0 million plus costs and expenses (“TXNM Termination Fee”). In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party as a result of a Legal Restraint (solely in connection with required regulatory approvals), (ii) if the Merger Agreement is terminated by either party as a result of the Merger not being consummated by the End Date, (iii) the Merger Agreement is terminated by TXNM as a result of a terminable breach by Parent, (iv) Parent fails to effect the closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement or (v) TXNM terminates the June 2025 Purchase Agreement (as defined below) as a result of Purchaser (as defined below) failing to timely consummate the Stock Purchase Closing (as defined below), then, in any such case, upon termination of the Merger Agreement, Parent will be required to pay TXNM a termination fee of $350.0 million plus costs and expenses as the sole and exclusive remedy (the “Parent Termination Fee”).

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

The proposed Merger has been unanimously approved by the Board. However, consummation of the Merger remains subject to the satisfaction or waiver of certain customary conditions, including, without limitation, the approval by at least a majority of the holders of the common stock of TXNM (which occurred at the special meeting held on August 28, 2025), no Legal Restraint, and the receipt of certain required regulatory approvals (including the PUCT, the NMPRC, the FERC, the NRC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976). TXNM has filed applications for regulatory approval of the Merger with the NMPRC, PUCT, and FERC (Note 12). The Merger Agreement does not contain any financing condition and is currently expected to close in the second half of 2026.

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

PNM joined the WRAP in April 2023 to bolster PNM’s preparations for times of critical need. WRAP is a first-of-its-kind program in the West that adds a region-wide coordination between power providers for assessing and addressing resource adequacy. This step helps ensure regional resource availability is visible and coordinated in the event PNM customers are critically impacted by a resource emergency. WRAP is currently in the non-binding phases of the program, which is expected to continue through the summer of 2027. PNM has successfully complied with all WRAP requirements to date and fully supports the need to align a resource adequacy program with coordination between power providers. However, on October 28, 2025, PNM notified the Western Power Pool that it has elected to withdraw from WRAP and will not proceed into the binding phase. PNM will seek to align resource adequacy coordination with others in the EDAM regional market to maximize customer benefits.

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

Investments at TNMP support the continued high growth across each region of its service territory. Economic growth across Texas continues to push the demands on TNMP’s system to new levels, including a new system peak in February 2025. Additionally in 2023, the Texas legislature passed a series of bills aimed at encouraging investments to enhance grid reliability and resilience, while the PUCT continues to develop rules with the support of this new legislation. TNMP will continue to submit filings for recovery of its investments, in accordance with these new rules, in addition to the existing rate recovery mechanisms. In June 2025, HB 5247 added Section 36.216 to PURA, which immediately authorized certain electric utilities, like TNMP to elect to defer costs, including depreciation expenses and carrying costs, for qualifying investments to a regulatory asset until the following year in which they would file a single, annual proceeding upon notification to the PUCT.

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

Throughout 2024 and into 2025, PNM continues to hold in-person engagements with customer advisory councils. These engagements have helped PNM to build and improve customer relationships and have provided PNM with valuable customer insights to gauge customer interest levels towards programs and services to be highly customer centric. Additionally, PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced digital payment options, strategic customer outreach, and improved communications. In early 2025, PNM introduced a redesigned customer bill to make it easier for customers to understand their bill as a part of a broader commitment improving transparency and usability. While the electric utility industry continues to experience declines in customer satisfaction, as measured by J.D. Power, PNM’s ranking in 2025 remains stable, reflecting the Company’s sustained efforts to improve the customer journey through a more seamless and customer-friendly experience. PNM continues to focus on addressing energy affordability by promoting participation in utility programs among households with high energy burden to offset high bills. PNM has implemented efforts to increase participation in low-income energy efficiency programs, providing additional aid through the PNM Good Neighbor Fund, partnering with state agencies to make it easier to access funding, improving access to clean energy through expanded outreach and communication, and the implementation of low-income transportation electrification programs. As a result of these communication efforts, 4,439 families in need have received emergency assistance through the PNM Good Neighbor Fund in the nine months ended September 30, 2025.

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

Renewable Energy and Energy Storage
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of September 30, 2025, have a total net generation capacity of 2,969 MW. In addition to PNM’s owned and third-party contracted solar facilities, PNM also has a customer distributed solar generation program that represented 327.9 MW and 5 MW under the Community Solar Act at September 30, 2025. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resources have a generation capacity of 1,165 MW. This includes approximately 305 MW of capacity under the Community Solar Act which will allow PNM to provide customers the option of accessing solar energy.
PNM will continue to seek approval to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet forecasted peak load requirements to serve its customers and New Mexico’s RPS and carbon-free resource requirements.

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

The Company utilizes a number of communications channels and strategic content to serve and engage its many stakeholders. PNM’s website provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The website is also a resource for information about PNM’s operations and community outreach efforts to customers on various topics such as education, outage alerts, safety, wildfire safety, customer service, community partnerships in philanthropic projects, and plans for building a sustainable energy future for New Mexico and to transition to a carbon-free generating portfolio by 2040. PNM also leverages social media to communicate about some of these topics with certain customers. TNMP’s website provides information on customized energy efficiency programs and TNMP rates, in addition to other community outreach information. As discussed above, TXNM’s corporate website includes a dedicated section providing additional information regarding the Company’s commitment to sustainability.

Throughout 2025, PNM held in-person community events focused on wildfire safety and educating customers about the PNM’s Public Safety Power Shutoff (“PSPS”) process and wildfire mitigation efforts to protect the public. These gatherings are designed to share critical information, coordinate with local resources, and listen to feedback from local communities. PNM hosted four events in four High Fire Risk Areas (“HFRA”), across New Mexico, in 2025 and expects to host similar events in 2026. In addition, PNM has included local emergency managers in its periodic meetings referred to as “wildfire tabletops”, in 2025. Each of these engagements builds and strengthens our preparedness as a Company, for wildfire prevention and preparedness, should such an event occur.

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

Employee volunteers are the lifeblood of a healthy corporate culture. Community giving through volunteers’ time and effort is at the heart of employee engagement. Throughout 2025, the Company held large-scale volunteer events, working alongside nonprofits, schools, and vulnerable communities throughout New Mexico and Texas. More than 640 employees in both states participated in the annual “Day of Service,” a workday event encouraging employee volunteerism and serving approximately 40 organizations. Throughout the year, employees volunteer their time generously through independent volunteer activities and board participation. Employees have strengthened community resilience by giving close to 4,000 volunteer hours to support the health, safety, and well-being of diverse communities.

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

State Regulation and Legislation

TNMP

In the 2023 and 2025 Texas Legislative sessions several bills were passed to support utility reliability and resiliency by encouraging and protecting utility infrastructure investments. Amongst the bills passed was DCRF legislation that adds a second filing per year and shortens the regulatory timeframe for the proceedings. Other bills include system resiliency and temporary mobile generation, which provide opportunities for added investment in TNMP’s service territory and reduce uncertainty around rate recovery. Another bill directs ERCOT to develop reliability plans for the Permian Basin which could result in the need for additional investments in the West Texas service territory. Additionally, the Damaging Critical Infrastructure Bill helps protect TNMP’s investments in response to criminal offenses damaging critical infrastructure facilities. HB 5247 incentivizes utilities who continue to invest in the Permian Basin territory by allowing for the deferral of costs, including depreciation expenses and carrying costs, for qualifying investments in excess of 300 percent of annual depreciation, that are not currently reflected in rates, to a regulatory asset until such time a single, annual proceeding can be filed to adjust nonfuel rates. These pieces of legislation demonstrate that Texas continues to encourage utility investment and prioritizes timely rate recovery. TNMP will look to prioritize investments aligned with these measures that improve the quality of service for current and future customers.

The regulatory framework in Texas strongly encourages investments into the grid by providing timely recovery through rate mechanisms outside of general rate cases. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. TNMP also has approximately 281,000 advanced meters across its service territory, the costs of which are being recovered through base rates.

PNM

The 2025 New Mexico Legislative session included several bills that were passed to support economic development, clean energy, grid modernization, and wildfire preparedness. Amongst the bills passed were the Strategic Economic Development Site Readiness Bill (the “Site Readiness Bill”) and the New Mexico Finance Authority Definitions, Funds & Rates Bill (the “Power Readiness Bill”).

The Site Readiness Bill creates a dedicated funding mechanism and a structured process for identifying, assessing, and preparing strategic economic development sites across the state, positioning New Mexico to compete with other states actively investing in site readiness. It appropriates approximately $24 million for the site readiness fund for site-characterization studies of proposed economic development sites and site preparations of strategic economic development sites. The Site Readiness Bill also creates the Strategic Economic Development Site Advisory Committee to advise the New Mexico Economic Development Department (“NMEDD”) in selecting sites and awarding funding.

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

The New Mexico Energy Transition Act (“ETA”)

The passage of the ETA amended the REA to require utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Those amendments also allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds related to the retirement of certain coal-fired generating facilities to qualified investors. ETBC I issued the ETBC I Securitized Bonds in November 2023 under the provisions of the ETA.

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

In July 2025, PNM gave notice to the NMPRC of its intent to file its 2026 IRP and requested to initiate its stakeholder engagement process on or about December 1, 2025, while maintaining the required 2026 IRP filing date of September 1, 2026. In its request, PNM states that the additional time would ensure there is a fully interactive and engaging stakeholder process in developing the 20-year planning period. In August 2025, the NMPRC affirmed PNM’s filing deadline of September 1, 2026 regardless of the early commencement date for the facilitated stakeholder process.

2028 Resource Application

On November 22, 2024, PNM filed an application with the NMPRC seeking approval of two 150 MW ESAs, a 167 MW PPA for the Valencia power plant, and a CCN for a 100 MW solar facility and a 30 MW battery, with a proposed additional 20 MW option, to be available to meet summer 2028 customer needs. On March 12, 2025, PNM and intervening parties filed an unopposed comprehensive stipulation with the NMPRC which supports approval of PNM’s application, including the proposed option to increase the 30 MW battery by an additional 20 MW. On June 26, 2025, the NMPRC approved the unopposed stipulation.

PNM Rate Riders and other

The NMPRC has approved PNM recovering fuel costs through the FPPAC, as well as rate riders for renewable energy, energy efficiency, grid modernization, and the TEP. These mechanisms allow for more timely recovery of investments.

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

Economic Factors

TNMP – In the three and nine months ended September 30, 2025, TNMP experienced an increase in volumetric weather normalized retail load of 3.5% and 3.3% compared to 2024. Weather normalized demand-based load, excluding retail transmission and data center consumers, increased 4.4% and 1.2% in the three and nine months ended September 30, 2025 compared to 2024. Data center load, including distribution and retail transmission, has increased 91.9% and 102.7% in the three and nine months ended September 30, 2025 compared to 2024.

PNM – In the three and nine months ended September 30, 2025, PNM experienced an increase of 3.1% and 0.8% in weather normalized residential load. Weather normalized commercial load experienced a decrease of 2.8% and an increase of 0.3% in the three and nine months ended September 30, 2025 compared to 2024. In addition, PNM experienced an increase in industrial load of 12.9% and 17.6% in the three and nine months ended September 30, 2025 compared to 2024.

The Company is closely monitoring the impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns and other market conditions, recently enacted federal legislation, and geopolitical activity, including the potential impacts of tariffs and the duration of the Government shutdown. The Company has not experienced, nor does it expect significant negative impacts to customer usage at PNM and TNMP resulting from these economic impacts. However, if current economic conditions worsen, the Company may be required to implement additional measures such as reducing or delaying operating and maintenance expenses and planned capital expenditures.

Results of Operations

Net earnings attributable to TXNM were $161.2 million, or $1.63 per diluted share, in the nine months ended September 30, 2025 compared to $226.4 million, or $2.50 per diluted share, in 2024. Among other things, earnings in the nine months ended September 30, 2025 benefited from higher transmission and distribution rates at TNMP, higher demand-based load at TNMP, higher weather normalized retail load at PNM and TNMP, increased revenue at PNM approved in the 2025 Rate Change, and higher transmission margin at PNM. These increases were more than offset by higher operating expenses at PNM and TNMP, increased depreciation at PNM and TNMP due to increased plant in service, capacity arrangements at PNM, milder weather at PNM, and higher interest charges at PNM and TNMP. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

As of September 30, 2025, TXNM, PNM, and TNMP had revolving credit facilities with capacities of $300.0 million, $440.0 million, and $200.0 million. Total availability for TXNM on a consolidated basis was $614.0 million at October 24, 2025. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. TXNM also has intercompany loan agreements with each of its subsidiaries.

TXNM projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $8.6 billion for 2025 - 2029, including amounts expended through September 30, 2025. These construction expenditures include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives include investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Plan and TNMP’s SRP.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics, and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company’s short-term liquidity position as of October 24, 2025, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $825.5 million through October 2026. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity, including those provided for under the Merger Agreement, in order to fund its capital requirements during the 2025-2029 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of September 30, 2025 and October 24, 2025, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to TXNM is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(In millions, except per share amounts)
Net earnings attributable to TXNM	$130.7	$131.2	$(0.5)	$161.2	$226.4	$(65.2)
Average diluted common and common equivalent shares	107.4	90.6	16.8	99.0	90.6	8.4
Net earnings attributable to TXNM per diluted share	$1.22	$1.45	$(0.23)	$1.63	$2.50	$(0.87)

The components of the change in net earnings attributable to TXNM are:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
	(In millions)
TNMP	$5.4	$4.2
PNM	(6.3)	(53.7)
Corporate and Other	0.4	(15.8)
Net change	$(0.5)	$(65.2)
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(In millions)

Gross margin	$97.3	$85.1	$12.2	$238.7	$213.9	$24.8
Transmission and distribution costs	9.0	8.5	0.5	29.4	26.7	2.7
Depreciation and amortization	35.0	31.7	3.3	105.1	93.1	12.0
Utility margin	$141.3	$125.3	$16.0	$373.2	$333.7	$39.5

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(In millions)
Electric operating revenues	$183.4	$162.7	$20.7	$496.9	$445.9	$51.0
Cost of energy	42.2	37.4	4.8	123.7	112.2	11.5
Utility margin	141.3	125.3	16.0	373.2	333.7	39.5
Operating expenses	35.6	35.1	0.5	105.9	102.0	3.9
Depreciation and amortization	35.0	31.7	3.3	105.1	93.1	12.0
Operating income	70.7	58.5	12.2	162.2	138.5	23.7
Other income	5.6	2.4	3.2	9.7	6.3	3.4
Interest charges	(24.8)	(15.9)	(8.9)	(66.0)	(43.7)	(22.3)
Segment earnings before income taxes	51.6	45.0	6.6	105.9	101.1	4.8
Income (taxes)	(10.5)	(9.3)	(1.2)	(21.5)	(20.9)	(0.6)
Segment earnings	$41.1	$35.7	$5.4	$84.4	$80.2	$4.2

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2025	2024	Change	2025	2024	Change
Volumetric load (1) (GWh)
Residential	1,074.6	1,070.1	0.4%	2,620.8	2,544.8	3.0%
Commercial and other	12.7	13.4	(5.2)	36.3	37.0	(1.9)
Total volumetric load	1,087.3	1,083.5	0.4%	2,657.1	2,581.8	2.9%
Demand-based load (2) (MW)	10,353.6	7,593.6	36.3%	29,185.2	23,117.5	26.2%
Average retail consumers (thousands) (3)	282.7	277.6	1.8%	281.5	276.4	1.8%

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

Operating Results – Three Months Ended September 30, 2025, compared to 2024

The following table summarizes the significant changes to gross margin:

Three Months Ended September 30, 2025
Change
Gross margin:	(In millions)

Utility margin (see below)	$16.0
Depreciation and amortization (see below)	(3.3)
Higher outside services and employee related expenses, partially offset by lower vegetation management expenses, excluding administrative costs	(0.3)
Other	(0.2)
Net Change	$12.2

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2025
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in September 2024, March 2025, and September 2025, partially offset by a decrease in ERCOT approved demand	$3.8
Distribution rate relief – Distribution cost of service rate increases in July 2024, November 2024, and June 2025	11.3
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 3.5%; the number of volumetric consumers increased 1.8%	1.1
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 3.7%	0.6
Weather – Milder weather in Q3 2025	(1.0)
Decrease in deferral of excess deferred income tax benefits refunded through base rates	(1.1)
Rate Riders and other – Includes transmission cost recovery factor and energy efficiency rider which are partially offset in operating expenses	1.3
Net Change	$16.0

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2025
Change
Operating expenses:	(In millions)

Lower vegetation management expenses, partially offset by higher outside services and employee related expenses	$(0.5)
Higher capitalization of administrative and general expenses due to higher construction expenditures	(0.3)
Higher property tax due to increased utility plant in service	0.6
Costs related to the Merger	0.7
Net Change	$0.5

Depreciation and amortization:

Increased utility plant in service	$4.7
Deferred depreciation related to HB 5247 (Note 12)	(1.6)
Other	0.2
Net Change	$3.3

Other income (deductions):

Lower CIAC	$(0.4)
Higher equity AFUDC	1.4
Interest on Texas Sales and Use Tax refund	2.1
Other	0.1
Net Change	$3.2

Three Months Ended September 30, 2025
Change
Interest charges:	(In millions)

TNMP Merger Backstop Term Loan (Note 9)	$(3.4)
Loss on reacquired debt	(3.7)
Interest on FMBs	(2.3)
Lower interest on revolving short-term borrowings	0.7
Lower debt AFUDC	(0.2)
Net Change	$(8.9)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(1.4)
Higher amortization of excess deferred income taxes	0.1
Impacts of higher equity AFUDC	0.3
Other	(0.2)
Net Change	$(1.2)

Operating Results – Nine Months Ended September 30, 2025 compared to 2024

The following table summarizes the significant changes to gross margin:

Nine Months Ended September 30, 2025
Change
Gross margin:	(In millions)

Utility margin (see below)	$39.5
Depreciation and amortization (see below)	(12.0)
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(2.4)
Other	(0.3)
Net Change	$24.8

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2025
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2024, September 2024, March 2025, and September 2025, partially offset by a decrease in ERCOT approved demand	$7.4
Distribution rate relief – Distribution cost of service rate increases in July 2024, November 2024, and June 2025	23.9
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 3.3%; the number of volumetric consumers increased 1.8%	2.2
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 5.5%	4.4
Leap Year - Decrease in revenue due to additional day in 2024	(0.3)
Weather – Colder weather in the first quarter of 2025 was partially offset by milder weather in the second and third quarters of 2025	0.3
Decrease in deferral of excess deferred income tax benefits refunded through base rates	(1.3)
Rate Riders and other – Includes transmission cost recovery factor and energy efficiency rider which are partially offset in operating expenses	2.9
Net Change	$39.5

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2025
Change
Operating expenses:	(In millions)

Higher employee related, outside services, and vegetation management expenses	$2.3
Higher property taxes due to increased utility plant in service	1.9
Higher capitalization of administrative and general expenses due to higher construction expenditures	(4.0)
Higher allocated depreciation and amortization expense from Corporate and Other	0.6
Higher insurance premiums primarily related to wildfire risk	2.3
Costs related to the Merger	0.9
Other	(0.1)
Net Change	$3.9

Depreciation and amortization:

Increased utility plant in service	$14.1
Deferred depreciation related to HB 5247 (Note 12)	(2.2)
Other	0.1
Net Change	$12.0

Other income (deductions):

Lower CIAC	$(1.0)
Higher equity AFUDC	1.9
Interest on Texas Sales and Use Tax refund	2.1
Other	0.4
Net Change	$3.4

Interest charges:

TNMP Merger Backstop Term Loan (Note 9)	$(4.7)
Loss on reacquired debt	(9.0)
Interest on FMBs	(9.0)
Higher interest on revolving short-term borrowings	(0.8)
Higher debt AFUDC	1.4
Other	(0.2)
Net Change	$(22.3)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(1.0)
Higher amortization of excess deferred federal income taxes	(0.2)
Impacts of higher equity AFUDC	0.4
Other	0.2
Net Change	$(0.6)

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
Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(In millions)

Gross margin	$210.2	$212.2	$(2.0)	$423.9	$457.8	$(33.9)
Energy production costs	21.2	21.3	(0.1)	71.8	68.1	3.7
Transmission and distribution costs	18.1	15.1	3.0	49.7	44.8	4.9
Depreciation and amortization	61.4	56.4	5.0	181.9	163.9	18.0
Utility margin	$310.9	$305.0	$5.9	$727.3	$734.6	$(7.3)

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(In millions)
Electric operating revenues	$463.7	$406.5	$57.2	$1,135.5	$1,048.3	$87.2
Cost of energy	152.9	101.5	51.4	408.1	313.7	94.4
Utility margin	310.9	305.0	5.9	727.3	734.6	(7.3)
Operating expenses	114.1	114.6	(0.5)	342.0	327.6	14.4
Depreciation and amortization	61.4	56.4	5.0	181.9	163.9	18.0
Operating income	135.4	134.0	1.4	203.4	243.1	(39.7)
Other income (deductions)	17.3	26.0	(8.7)	47.1	59.4	(12.2)
Interest charges	(33.8)	(27.9)	(5.9)	(95.6)	(78.8)	(16.8)
Segment earnings before income taxes	118.9	132.1	(13.2)	154.9	223.6	(68.7)
Income (taxes) benefit	(10.9)	(18.3)	7.4	(13.3)	(29.9)	16.6
Valencia non-controlling interest	(5.5)	(5.1)	(0.4)	(13.5)	(11.9)	(1.6)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$102.4	$108.7	$(6.3)	$127.7	$181.4	$(53.7)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2025	2024	Change	2025	2024	Change
	(Gigawatt hours, except customers)
Residential	1,020.6	1,023.2	(0.3)%	2,565.4	2,593.9	(1.1)%
Commercial	1,036.6	1,089.7	(4.9)	2,789.1	2,816.2	(1.0)
Industrial (1)	646.6	532.5	21.4	1,830.4	1,517.9	20.6
Public authority	65.0	65.7	(1.1)	169.2	159.4	6.1
Economy energy service (2)	82.9	101.5	(18.3)	331.7	387.3	(14.4)
Other sales for resale (3)	1,094.0	445.7	145.5	3,102.8	2,419.4	28.2
	3,945.7	3,258.3	21.1%	10,788.6	9,894.1	9.0%
Average retail customers (thousands)	556.6	552.9	0.7%	556.1	552.2	0.7%

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

Operating Results – Three Months Ended September 30, 2025, compared to 2024

The following table summarizes the significant changes to gross margin:

Three Months Ended September 30, 2025
Change
Gross margin:	(In millions)

Utility margin (see below)	$5.9
Depreciation and amortization (see below)	(5.0)
Higher plant maintenance costs at PVNGS and Four Corners, partially offset by lower costs at gas fired plants	(0.7)
Higher outside services and vegetation management expenses, excluding administrative costs	(2.5)
Other	0.3
Net Change	$(2.0)

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2025
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 3.1% for residential customers and 12.9% for industrial customers, partially offset by decreased sales to commercial customers of 2.8%	$5.2
Weather – Milder weather in 2025	(6.3)
Rate relief – Increase in revenue approved in 2025 Rate Change	14.0
Transmission – Increase in revenues due to higher formula rates	3.0
Capacity arrangements – Additional energy storage agreements starting in the fourth quarter of 2024 and sales agreements in 2024, partially offset with sales agreement in 2025	(10.8)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	0.8
Net Change	$5.9

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2025
Change
Operating expenses:	(In millions)

Higher costs at PVNGS and Four Corners partially offset with lower costs at gas plants	$1.9
Higher outside services and vegetation management expenses partially offset by lower employee related expenses	1.6
Higher property taxes associated with increased utility plant in service	1.4
Unrecoverable portion of Four Corners Coal Mine reclamation remeasurement related to the capped surface mine liability in 2025 (Note 11)	(0.9)
Unrecoverable portion of San Juan Coal Mine reclamation remeasurement related to the capped surface mine liability in 2024 and 2025 (Note 11)	(5.9)
Higher costs associated with rate riders included in utility margin	0.8
Other	0.6
Net Change	$(0.5)

Depreciation and amortization:

Increased utility plant in service	$4.3
Amortization related to ETBC I Securitized Costs, offset in utility margin	0.5
Other	0.2
Net Change	$5.0

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(2.4)
Lower interest income and higher trust expenses related to investment securities in the NDT and coal mine reclamation trusts	(1.0)
Lower equity AFUDC	(1.1)
Higher non-service post-retirement benefit costs	(0.8)
Interest related to the 2024 NTEC agreement (Note 12)	(4.3)
Other	0.9
Net Change	$(8.7)

Interest charges:

Higher interest on term loans	$(2.2)
Interest on SUNs	(5.3)
Higher interest on revolving short-term borrowings	(0.5)
Lower interest on transmission interconnection and security deposit arrangements	1.4
Higher debt AFUDC	0.7
Net Change	$(5.9)

Income (taxes) benefits:

Lower segment earnings before income taxes	$3.5
Higher amortization of federal excess deferred income taxes	5.0
Impacts of lower equity AFUDC	(0.6)
Other	(0.5)
Net Change	$7.4

Operating Results – Nine Months Ended September 30, 2025 compared to 2024

The following table summarizes the significant changes to gross margin:

Nine Months Ended September 30, 2025
Change
Gross margin:	(In millions)

Utility margin (see below)	$(7.3)
Depreciation and amortization (see below)	(18.0)
Higher plant maintenance costs at Four Corners and gas fired plants, partially offset by lower costs at PVNGS	(3.3)
Higher employee related, outside services and vegetation management expenses, excluding administrative costs	(4.4)
Other	(0.9)
Net Change	$(33.9)

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2025
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 0.8% for residential customers, 0.3% for commercial customers and 17.6% for industrial customers	$10.6
Weather – Milder weather in 2025	(7.4)
Rate relief – Increase in revenue approved in 2025 Rate Change	14.0
Leap Year – Decrease in revenue due to additional day in 2024	(1.9)
Transmission – Increase in revenues primarily due to higher formula rates, partially offset by higher expense and lower market prices and volumes	1.3
Capacity arrangements – Additional energy storage agreements starting in the fourth quarter of 2024 and sales agreements in 2024, partially offset with sales agreement in 2025	(30.9)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	7.0
Net Change	$(7.3)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2025
Change
Operating expenses:	(In millions)

Higher costs at Four Corners and gas fired plants partially offset with lower costs at PVNGS	$6.7
Higher outside services and vegetation management expenses offset by lower employee related expenses	1.8
Higher insurance premiums primarily related to wildfire risk	5.0
Higher property taxes associated with increased utility plant in service	4.2
Higher allocated depreciation and amortization expense from Corporate and Other	1.3
Higher allocated charitable contributions from Corporate and Other related to the 2025 Rate Request	1.5
Unrecoverable portion of San Juan Coal Mine reclamation remeasurement related to the capped surface mine liability in 2024 (Note 11)	(10.4)
Unrecoverable portion of Four Corners Coal Mine reclamation remeasurement related to the capped surface mine liability in 2025 (Note 11)	(0.9)
Higher costs associated with rate riders included in utility margin	4.1
Other	1.1
Net Change	$14.4

Depreciation and amortization:

Increased utility plant in service	$15.4
Amortization related to ETBC I Securitized Costs, offset in utility margin	2.3
Other	0.3
Net Change	$18.0

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$1.4
Lower interest income and higher trust expenses related to investment securities in the NDT and coal mine reclamation trust	(3.4)
Lower equity AFUDC	(4.5)
Higher non-service post-retirement benefit costs	(2.3)
Interest related to the 2024 NTEC agreement (Note 12)	(4.3)
Other	0.9
Net Change	$(12.2)

Interest charges:

Higher interest on term loans	$(10.4)
Higher interest related to remarketed PCRBs in June 2024	(1.6)
Interest on SUNs	(8.3)
Higher interest on revolving short-term borrowings	(2.9)
Lower interest on transmission interconnection and security deposit arrangements	3.5
Higher debt AFUDC	2.7
Other	0.2
Net Change	$(16.8)

Nine Months Ended September 30, 2025
Change
Income (taxes) benefits:	(In millions)

Lower segment earnings before income taxes	$17.8
Higher amortization of federal excess deferred income taxes	0.9
Impacts of lower equity AFUDC	(1.5)
Other	(0.6)
Net Change	$16.6

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(5.4)	(7.8)	2.4	(9.7)	(23.7)	14.0
Depreciation and amortization	8.7	9.2	(0.5)	27.8	27.9	(0.1)
Operating (loss)	(3.3)	(1.4)	(1.9)	(18.1)	(4.2)	(13.9)
Other income (deductions)	(0.4)	—	(0.4)	(2.2)	(15.2)	13.0
Interest charges	(11.6)	(15.9)	4.3	(44.1)	(46.7)	2.6
Segment (loss) before income taxes	(15.3)	(17.3)	2.0	(64.4)	(66.1)	1.7
Income (taxes) benefit	2.4	4.1	(1.7)	13.5	31.0	(17.5)
Segment (loss)	$(12.8)	$(13.2)	$0.4	$(50.9)	$(35.1)	$(15.8)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three and nine months ended September 30, 2025 includes increases of $2.6 million and $15.3 million in costs related to the Merger. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended September 30, 2025 compared to 2024
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2025
Change
Other income (deductions):	(In millions)

Higher charitable contributions allocated to PNM	$(0.3)
Other	(0.1)
Net Change	$(0.4)

Interest charges:

Lower interest on short-term borrowings	$1.5
Lower interest on term loans	2.8
Net Change	$4.3

Three Months Ended September 30, 2025
Change
Income (taxes) benefits:	(In millions)

Lower segment loss before income taxes	$(0.5)
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	(1.4)
Other	0.2
Net Change	$(1.7)

Operating Results – Nine Months Ended September 30, 2025 compared to 2024
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2025
Change
Other income (deductions):	(In millions)

Sale of NMRD equity method investment in 2024	$15.1
Higher charitable contributions allocated to PNM	(1.8)
Other	(0.3)
Net Change	$13.0

Interest charges:

Issuance of $550.0 million Convertible Notes	$(14.1)
Lower interest on short-term borrowings	0.8
Lower interest on term loans	15.9
Net Change	$2.6

Income (taxes) benefits:

Lower segment loss before income taxes	$(0.4)
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	(1.6)
Investment Tax Credits related to the sale of NMRD in 2024	(15.7)
Other	0.2
Net Change	$(17.5)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in TXNM’s cash flows for the nine months ended September 30, 2025, compared to September 30, 2024, are summarized as follows:

	Nine Months Ended September 30,
	2025	2024	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$426.8	$349.5	$77.3
Investing activities	(890.5)	(805.9)	(84.6)
Financing activities	481.6	468.8	12.8
Net change in cash, cash equivalents, and restricted cash	$17.9	$12.5	$5.4

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

	Nine Months Ended September 30,
	2025	2024	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(135.8)	$(97.1)	$(38.7)
Transmission and distribution	(296.4)	(381.7)	85.3
Nuclear fuel	(14.9)	(14.6)	(0.3)
	(447.1)	(493.4)	46.3
TNMP:
Transmission	(156.4)	(110.3)	(46.1)
Distribution	(244.4)	(282.6)	38.2
	(400.8)	(392.9)	(7.9)
Corporate and Other:
Computer hardware, software, general services, and other	(38.2)	(19.2)	(19.0)
	(886.1)	(905.5)	19.4

Other Cash Flows from Investing Activities
Proceeds from sale of plant assets	$—	$2.8	$(2.8)
Proceeds from sales of investment securities	440.7	745.6	(304.9)
Purchases of investment securities	(445.1)	(756.6)	311.5
Proceeds from sale of NMRD	—	116.9	(116.9)
Investments in NMRD	—	(12.6)	12.6
Other, net	—	3.5	(3.5)
	(4.4)	99.6	(104.0)
Net cash flows used in investing activities	$(890.5)	$(805.9)	$(84.6)

Cash Flows from Financing Activities

The changes in TXNM’s cash flows from financing activities include:

•Short-term borrowings decreased $295.5 million in 2025 compared to an increase of $197.1 million in 2024, resulting in a net decrease in cash flows from financing activities of $492.6 million
•In 2025, TNMP issued $140.0 million aggregate principal amount of TNMP February 2025 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility, to fund capital expenditures, and for other corporate purposes
•In 2025, TNMP offered to prepay an aggregate $1,505.0 million of outstanding TNMP FMBs as a result of the signing of the Merger Agreement. TNMP drew $1,084.3 million on the TNMP Merger Backstop Term Loan to fund the prepayment of the validly-tendered bonds
•In 2025, TNMP issued the TNMP July 2025 FMBs to institutional investors and used the proceeds to repay the $1,084.3 million drawn under the TNMP Merger Backstop Term Loan
•In 2025, PNM entered into the PNM 2025 Term Loan for $195.0 million and used the proceeds to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for other corporate purposes
•In 2025, PNM issued $300.0 million aggregate principal amount of PNM April 2025 SUNs and used the proceeds to repay existing indebtedness, including the $104.0 million of SUNs that were due in May 2025, to fund capital expenditures, and for other corporate purposes

•In 2025, PNM issued $350.0 million aggregate principal amount of PNM July 2025 SUNs and used the proceeds to repay existing indebtedness, including the $250.0 million of SUNs that were due in August 2025, and for other corporate purposes
•In 2025, TXNM physically settled all remaining shares under the TXNM 2024 ATM Program by issuing 1.1 million shares of TXNM common stock aggregating net proceeds of $49.6 million that were used to repay borrowings under the TXNM Revolving Credit Facility
•In 2025, TXNM repaid $51.0 million in borrowings under the TXNM 2021 Delayed Draw Term Loan
•In 2025, TXNM sold 8,000,000 shares of TXNM common stock in a private placement transaction aggregating $400.0 million and used the proceeds to make a cash equity contribution of $160.0 million to TNMP, to repay borrowings under the TXNM Revolving Credit Facility, and for general corporate purposes
•In 2025, TXNM sold 3,615,003 shares of TXNM common stock in a private placement transaction aggregating $200.0 million and used the proceeds to repay an equal amount of the TXNM 2023 Term Loan
•In 2025, TXNM issued 3.5 million shares of TXNM common stock sold under the TXNM 2025 ATM Program, aggregating net proceeds of $198.0 million that was used to repay borrowings under the TXNM Revolving Credit Facility and for other corporate purposes
•In 2025, TXNM repaid the remaining $210.0 million in borrowings under the TXNM 2023 Term Loan

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

In January 2025, PNM entered into the PNM 2025 Term Loan. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate, which was 5.14% at September 30, 2025, and must be repaid on or before July 21, 2026.

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

In June 2025, TXNM entered into the June 2025 Stock Purchase Agreement whereby TXNM sold and the purchasers named therein agreed to purchase 3,615,003 shares of TXNM common stock for a purchase price of $55.325 per share (for an aggregate amount of approximately $200 million). The closing of the issuance occurred on June 27, 2025. TXNM used the proceeds to repay an equal amount due under the TXNM 2023 Term Loan. TXNM granted the purchasers customary registration rights with respect to the shares, pursuant to which TXNM was required to register such shares for resale with the SEC no later than five business days after TXNM filed its Form 10-Q for the quarterly period ended June 30, 2025. On August 8, 2025, TXNM registered the shares for resale.

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

Beginning on August 15, 2025, TXNM, pursuant to the TXNM 2025 ATM Program sold an aggregate of 3,542,377 shares of TXNM common stock under the Distribution Agreement for net cash proceeds of $198.0 million. TXNM used the proceeds to repay borrowings under the TXNM Revolving Credit Facility and for other corporate purposes. See Note 9.

On August 29, 2025, TXNM paid the remaining balance due under its TXNM 2023 Term Loan in accordance with its terms, which terminated the agreement.

Capital Requirements

TXNM’s total capital requirements consist of construction expenditures and cash dividend requirements for TXNM common stock and PNM preferred stock.

Key activities in TXNM’s current construction program include:

•Investing in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2025, are:

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

During the nine months ended September 30, 2025, TXNM met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $3.6 million and $3.7 million in scheduled principal payments due for the ETBC I Securitized Bonds in February and August 2026. PNM also has $200.0 million under the PNM 2024 Term Loan due in November 2025, $195.0 million under the PNM 2025 Term Loan due in July 2026, and $100.3 million of 0.875% PCRBs with a mandatory tender date of October 1, 2026. See Note 7 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K and Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
TXNM’s liquidity arrangements include the $300.0 million TXNM Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $200.0 million TNMP Revolving Credit Facility. Each of these facilities matures on March 30, 2029 and contains two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility. On July 25, 2025, PNM amended its PNM New Mexico Credit Facility to, among other things, extend the maturity from May 20, 2026 to May 31, 2030. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$110.0	$236.4	$—	$325.2
PNM New Mexico Credit Facility	40.0	40.0	20.0	40.0
TNMP Revolving Credit Facility	—	27.2	—	200.0
TXNM Revolving Credit Facility	—	156.6	—	258.0

At September 30, 2025, the weighted average interest rates were 5.49% for the PNM Revolving Credit Facility, 5.51% for the PNM New Mexico Credit Facility, and 5.77% for the TXNM Revolving Credit Facility. There were no outstanding borrowings under the TNMP Revolving Credit Facility.

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

As of October 24, 2025, ratings on the Company’s securities were as follows:

	TXNM	PNM	TNMP
S&P
Issuer rating	BBB	BBB	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB-	BBB	*
Junior subordinated debt	BB+	*	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	Baa1
Senior secured debt	*	*	A2
Senior unsecured debt	Baa3	Baa2	*
Junior subordinated debt	Ba1	*	*
* Not applicable

In its May 2025 credit opinion, S&P commented that they view the transaction as credit supportive. In its June 2025 credit opinion, Moody’s commented that the announced terms of the proposed Merger are not expected to adversely affect the ratings or outlooks of TXNM or its two utility subsidiaries. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of October 24, 2025, is as follows:

	PNM	TNMP	TXNM Separate	TXNM
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$200.0	$300.0	$900.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	200.0	300.0	940.0

Amounts outstanding as of October 24, 2025:
Revolving Credit Facility	122.9	—	160.0	282.9
PNM New Mexico Credit Facility	40.0	—	—	40.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	162.9	—	163.1	326.0

Remaining availability as of October 24, 2025	$277.1	$200.0	$136.9	$614.0
Invested cash as of October 24, 2025	$—	$16.8	$1.0	$17.8

In addition to the above, TXNM has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of October 24, 2025, neither PNM or TNMP had any borrowings from TXNM under their respective intercompany loan agreements. TXNM had $1.7 million of intercompany borrowings from PNMR Development as of October 24, 2025. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

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

Capital Structure

The capitalization tables below include the current maturities of long-term debt but does not include short-term debt or lease obligations as debt.

	September 30, 2025	December 31, 2024
TXNM
TXNM common equity	40.2%	33.9%
Preferred stock of subsidiary	0.1	0.2
Long-term debt [1]	59.7	65.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	43.5%	46.4%
Preferred stock	0.2	0.2
Long-term debt	56.3	53.4
Total capitalization	100.0%	100.0%
TNMP
Common equity	51.5%	48.3%
Long-term debt	48.5	51.7
Total capitalization	100.0%	100.0%
1 TXNM’s long-term debt as of September 30, 2025 includes Convertible Notes (Note 9), which receive 50% equity credit from ratings organizations.

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

As part of management’s continuing effort to monitor climate-related risks and assess opportunities, the Company has advanced its understanding of climate change by participating in the “2 Degree Scenario” planning by participating in the Electric Power Research Institute (“EPRI”) Understanding Climate Scenarios & Goal Setting Activities program. The program focused on characterizing and analyzing the relationship of individual electric utility company’s carbon emissions and global temperature goals. Activities included analyzing the scientific understanding of global emissions pathways that are consistent with limiting global warming and providing insight to assist companies in developing approaches to climate scenario planning. As PNM expands its sustainability efforts, EPRI’s environmental and climate analysis programs have also been useful in gaining a better understanding of energy and environmental policy and regulations, advanced clean energy technologies, decarbonization trends and climate impacts. In 2022, PNM joined EPRI’s Climate READi program which is a strategic initiative convening a global collaborative of electric utilities, thought leaders, scientific researchers and other key stakeholders to strengthen the power sector’s collective approach to managing climate risk to the power system. The program is a three-year initiative, through work across three concurrent workstreams, and PNM will benefit from the development of a first-of-its-kind comprehensive framework for managing physical climate risk and investment prioritization that was launched in May 2025.

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

As of September 30, 2025, approximately 27% of PNM’s generating capacity, including resources owned, leased, or under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

PNM has several programs underway to reduce or offset GHG emissions from its generation resource portfolio, thereby reducing its exposure to climate change regulation. The shutdown of SJGS resulted in a reduction of GHG emissions for the entire station allowing PNM to attain GHG emissions reductions goals set forth by the ETA, discussed below.
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of September 30, 2025 have a total net generation capacity of 2,969 MW. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resource plans have a generation capacity of 1,165 MW. This includes approximately 305 MW of capacity under the Community Solar Act which will allow PNM to provide customers the option of accessing solar energy. PNM will continue to seek approval to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet forecasted peak load requirements to serve its customers and New Mexico’s RPS and carbon-free resource requirements.

PNM also has a customer distributed solar generation program that represented 327.9 MW and 5 MW under the Community Solar Act at September 30, 2025. PNM’s distributed solar programs will generate an estimated 655.8 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs were an estimated 8,227 GWh of electricity through 2024. PNM projects energy efficiency and load management programs between 2025 and 2039 will provide the equivalent of approximately 11,900 GWh of electricity savings, which will avoid approximately 1.2 million tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

On January 20, 2025, President Trump signed an executive order entitled “Unleashing American Energy” directing all agencies, including EPA, to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. The order also disbands the Interagency Working Group on the Social Cost of Greenhouse Gases, eliminates the “social cost of carbon” from consideration in any Federal permitting or regulatory decision, and expressly directs EPA to submit joint recommendations on the legality and continuing applicability of the 2009 endangerment finding for greenhouse gases that currently provides the legal basis for EPA to regulate greenhouse gases under the CAA. On March 12, 2025, EPA announced it will formally reconsider the 2009 endangerment finding in collaboration with the Office of Management and Budget (“OMB”) and other relevant agencies. On June 17, 2025, EPA published a proposed rule in the Federal Register with two alternatives to repeal or revise the GHG emission standards for EGUs. EPA primarily proposes to find that GHG emissions from fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of CAA Section 111, which would preclude EPA from regulating GHG emissions from those plants. As a result, EPA is proposing to repeal all GHG standards for the power sector promulgated under CAA Section 111 in both 2015 and 2024. EPA also proposed in the alternative to find that CCS is not adequately demonstrated and that neither CCS nor gas co-firing are the best system of emission reduction for GHG emissions from power plants, which findings also support repeal of those specific requirements from the rules adopted in 2024. Comments were due by September 15, 2025 and EPA intends to finalize the proposed rule by the end of 2025.

On August 1, 2025, EPA published a proposal to rescind the Agency’s 2009 final rule commonly known as the Endangerment Finding. In the Endangerment Finding, EPA found that current and projected atmospheric concentrations of the well-mixed combination of six GHGs threaten public health and welfare, and that the combined emissions of these GHGs from new motor vehicles and engines contribute to the GHG pollution that threatens public health and welfare. This provided the basis for EPA’s subsequent GHG regulations applicable to stationary sources. Comments were due September 15, 2025.

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

The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. The passage of the ETA amended the REA to require utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning and will manage compliance with the standards based upon existing generation resources and approved resource retirements and replacements. The ETA provides for a transition from fossil-fuel generating resources to renewable and other carbon-free resources by allowing investor-owned utilities to issue securitized bonds related to the retirement of coal-fired generating facilities to qualified investors.

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

As of September 30, 2025, there have been no significant changes with regard to the critical accounting policies disclosed in TXNM’s, PNM’s, and TNMP’s 2024 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

•The risk that the price of TXNM’s common stock may fluctuate during the pendency of the proposed transaction and may decline significantly if the proposed transaction is not completed
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt, including convertible debt, and access the financial markets in order to repay or refinance debt as it comes due and for ongoing operations and construction expenditures due to disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from regulatory proceedings, actions by the Federal Reserve, entry into the Merger Agreement, geopolitical activity, including tariffs, or the risk of wildfires and storms
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, approved PPAs and ESAs), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from TXNM’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, storms, terrorism, cybersecurity breaches, and other catastrophic events, including the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues beyond the extent of insurance coverage
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, tariffs, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act, the Infrastructure Investment and Jobs Act of 2021, the OBBBA, and other matters including a government shutdown and the cancellation of grants or related funding
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from actions by the Federal Reserve to address inflationary concerns, and international developments
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate reclamation and decommissioning at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2025, and the year ended December 31, 2024, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the nine months ended September 30, 2025 and 2024, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and $5.7 million of fair value gains and $0.8 million of fair value losses have been recorded as a regulatory asset. All of the fair values as of September 30, 2025 and December 31, 2024, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts as of September 30, 2025 were zero.
PNM may be exposed to changes in the market prices of electricity and natural gas for the positions in its wholesale portfolio not covered by the FPPAC. The Company manages risks associated with market fluctuations by utilizing various commodity instruments that may qualify as derivatives, including futures, forwards, options, and swaps. PNM uses such instruments to hedge its exposure to changes in the market prices of electricity and natural gas. PNM also uses such instruments under an NMPRC approved hedging plan, from time-to-time, to manage fuel and purchased power costs related to customers covered by its FPPAC.

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

Schedule of Credit Risk Exposure
September 30, 2025
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$1,513	2	$1,755
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	1,466	—	—
Non-investment grade	—	—	—
Total	$2,979		$1,755

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.
(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At September 30, 2025, TXNM held no cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2025, was $0.9 million.

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

At October 24, 2025, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
TXNM Revolving Credit Facility	5.76%	$160,000	$300,000
PNM Revolving Credit Facility	5.38	122,900	400,000
PNM New Mexico Credit Facility	5.35	40,000	40,000
TNMP Revolving Credit Facility	—	—	200,000
		$322,900	$940,000
Long-term Debt:
PNM 2024 Term Loan	4.99%	$200,000
PNM 2025 Term Loan	5.02	195,000
		$395,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $493.9 million at September 30, 2025, of which 9.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2025, the decrease in the fair value of the fixed-rate securities would be 0.2%, or $0.1 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2025. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 85.0% of the securities held by the trusts as of September 30, 2025. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $42.0 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II. OTHER INFORMATION

[None]

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for TXNM, PNM, and TNMP, incorporated in this item by reference.
Note 11

•TXNM – Merger Related Litigation

Note 12

•TXNM – Merger Related Regulatory Applications
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

Completion of the proposed Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including regulatory approvals and other customary closing conditions. There can be no assurance that the conditions to completion of the proposed Merger will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the proposed Merger. In addition, each of Blackstone Infrastructure and TXNM may unilaterally terminate the Merger Agreement under certain circumstances, and Blackstone Infrastructure and TXNM may agree at any time to terminate the Merger Agreement, even if TXNM shareholders have already approved the Merger Agreement and thereby approved the Merger and the other transactions contemplated by the Merger Agreement.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1	TXNM
Agreement and Plan of Merger, dated as of May 18, 2025, by and among TXNM Energy, Inc., Troy ParentCo LLC and Troy Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to TXNM’s Current Report on Form 8-K filed May 19, 2025)

3.1	TXNM	Restated Articles of Incorporation of TXNM, as amended to date (incorporated by reference to Exhibit 3.1 to TXNM’s Current Report on Form 8-K filed August 5, 2024)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	TXNM	Bylaws of TXNM, with all amendments to and including August 2, 2024 (incorporated by reference to Exhibit 3.2 to TXNM’s Current Report on Form 8-K filed August 5, 2024)

3.5	PNM	Bylaws of PNM, with all amendments to and including July 1, 2022 (incorporated by reference to Exhibit 3.5 to PNM’s Current Report on Form 8-K filed July 1, 2022)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	TXNM
Distribution Agreement, dated August 15, 2025, by and among TXNM Energy, Inc., BofA Securities, Inc., MUFG Securities Americas Inc., RBC capital Markets, LLC and Scotia Capital (USA) Inc. (each as sales agent) and Bank of America, N.A., MUFG Securities EMEA plc., Royal Bank of Canada and the Bank of Nova Scotia (each as forward purchaser). (incorporated by reference to Exhibit 10.1 to TXNM’s Current Report on Form 8-K filed August 15, 2025)

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

TXNM ENERGY, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	October 31, 2025	/s/ Gerald R. Bischoff
Gerald R. Bischoff
Vice President and Corporate Controller
(Officer duly authorized to sign this report)