Form 10-K
period 2025-12-31
TXNM ENERGY INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2026-02-27
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of February 13, 2026, shares of common stock outstanding were:

TXNM	108,921,356
PNM	39,117,799
TNMP	6,358
On June 30, 2025, the aggregate market value of the voting common stock held by non-affiliates of TXNM as computed by reference to the New York Stock Exchange composite transaction closing price of $56.32 per share reported by The Wall Street Journal, was $5,934,944,097. PNM and TNMP have no common stock held by non-affiliates.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by TXNM with the SEC pursuant to Regulation 14A relating to the annual meeting of shareholders of TXNM to be held on June 10, 2026.

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
1

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
2025 Rate Request	PNM’s request for a general increase in electric rates filed with the NMPRC on June 14, 2024 using a FTY beginning July 1, 2025
2026 Resource Application	PNM’s October 25, 2023 application with the NMPRC for approval of resources to be available for the 2026 summer peak
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ABO	Accumulated Benefit Obligation
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
Avangrid	Avangrid, Inc., a New York corporation
Avangrid Merger	The merger of TXNM pursuant to the Merger Agreement, with TXNM surviving the Merger as a direct, wholly-owned subsidiary of Avangrid (Subsequently terminated December 31, 2023)
Avangrid Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020. (Subsequently terminated December 31, 2023)
BART	Best Available Retrofit Technology
Blackstone Infrastructure	Blackstone Infrastructure Partners L.P.
Board	Board of Directors of TXNM
BTU	British Thermal Unit
CAA	Clean Air Act
CAISO	California Independent System Operator
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCS	Carbon Capture Storage/ Sequestration
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
Community Solar Act	Senate Bill 84 effective June 18, 2021
Convertible Notes	TXNM’s $550.0 million junior subordinated convertible notes due 2054; issued in private offerings on June 10, 2024 and June 21, 2024
COVID-19	Novel coronavirus global pandemic
CSA	Coal Supply Agreement
CWIP	Construction work in progress
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	Distribution cost recovery filing
DOE	United States Department of Energy
EDAM	Extended Day Ahead Market
EEI	Edison Electric Institute, an association representing all US investor-owned electric companies.
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the ETBC I Securitized Bonds
EPA	United States Environmental Protection Agency

EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESA	Energy Storage Agreement
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
ETBC I Securitized Bonds	On November 15, 2023, ETBC I issued $343.2 Million aggregate principal amount of its senior secured energy transition bonds, Series A in two tranches.
EUEA	The New Mexico Efficient Use of Energy Act
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FAST Act	SEC’s modernization and simplification of Regulation S-K
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FMB	First Mortgage Bond
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
Grid Modernization Plan	PNM’s NMPRC approved plan for grid modernization that includes investments of approximately $367 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
June 2025 Stock Purchase Agreement	TXNM’s agreement for sale of 3,615,003 shares of TXNM common stock for a purchase price of $55.325 per share
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind I	La Joya Wind Facility generating 166 MW of output that became operational in February 2021
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
La Luz	La Luz Generating Station
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
May 2025 Stock Purchase Agreement	TXNM’s agreement for sale of 8,000,000 shares of TXNM common stock for a purchase price of $50.00 per share
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of TXNM pursuant to the Merger Agreement, with TXNM surviving as a direct, wholly-owned subsidiary of Parent (an affiliate of Blackstone Infrastructure Partners L.P.)
Merger Agreement	The Agreement and Plan of Merger, dated May 18, 2025, by and among TXNM, Parent, and Merger Sub
Merger Sub	Troy Merger Sub Inc., a New Mexico corporation, direct subsidiary of Parent and affiliate of Blackstone Infrastructure Partners L.P., which will merge with and into TXNM at the Effective Time of the Merger
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million BTUs

Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OBBBA	One Big Beautiful Bill Act of 2025
OCI	Other Comprehensive Income
OMB	Office of Management and Budget
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Parent	Troy ParentCo LLC, a Delaware limited liability company and an affiliate of Blackstone Infrastructure Partners L.P.
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2021 Note Purchase Agreement	PNM’s Agreement for the sale of PNM’s 2021 SUNs
PNM 2021 SUNs	PNM’s $160.0 million Senior Unsecured Notes issued on July 14, 2021
PNM 2021 Term Loan	PNM’s $75.0 million 18-month Unsecured term loan that was repaid on August 5, 2022
PNM 2022 Delayed- Draw Term Loan	PNM’s $225.0 million Unsecured term loan that matured February 5, 2024
PNM 2023 Note Purchase Agreement	PNM’s agreement for sale of PNM’s 2023 SUNs
PNM 2023 SUNs	PNM’s $200.0 million aggregate principal amount of two series of Senior Unsecured Notes issued on April 28, 2023
PNM 2024 Term Loan	PNM’s $200.0 million term loan that matured November 10, 2025
PNM 2025 Term Loan	PNM’s $195.0 million term loan that matures July 21, 2026
PNM April 2025 Note Purchase Agreement	PNM’s agreement for sale of PNM’s April 2025 SUNs
PNM April 2025 SUNs	PNM’s $300.0 million aggregate principal amount of two series of Senior Unsecured Notes issued on April 23, 2025
PNM July 2025 Note Purchase Agreement	PNM’s agreement for sale of PNM’s July 2025 SUNs
PNM July 2025 SUNs	PNM’s $350.0 million aggregate principal amount of two series of Senior Unsecured Notes issued on July 31, 2025
PNM November 2025 Term Loan	PNM’s $120.0 million term loan that matures on May 10, 2027
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
v

PNM September 2021 Note Purchase Agreement	PNM’s agreement for the sale of PNM’s September 2021 SUNs
PNM September 2021 SUNs	PNM’s $150.0 million Senior Unsecured Notes issued on December 2, 2021
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of TXNM
PPA	Power Purchase Agreement
PSPS Plan	PNM’s Public Safety Power Shutoff Plan filed with the NMPRC on May 1, 2024
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold
RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application
PNM’s July 1, 2019, consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of Securitized Bonds under the ETA

SJGS CSA	San Juan Generating Station Coal Supply Agreement
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP 2023 Bonds	TNMP’s FMBs to be issued under the TNMP 2023 Bond Purchase Agreement
TNMP 2023 Bond Purchase Agreement	TNMP’s agreement for the sale of an aggregate $185.0 million of two series of TNMP’s 2023 Bonds
TNMP 2024 Bonds	TNMP’s FMBs to be issued under the TNMP 2024 Bond Purchase Agreement
TNMP 2024 Bond Purchase Agreement	TNMP’s agreement for the sale of an aggregate $285.0 million of four series of TNMP’s 2024 Bonds
TNMP Base Rate Review	TNMP’s general rate review application filed with the PUCT in November 2025
TNMP February 2025 Bonds	TNMP’s FMBs to be issued under the TNMP February 2025 Bond Purchase Agreement

TNMP February 2025 Bond Purchase Agreement	TNMP’s agreement for the sale of an aggregate $140.0 million of TNMP’s February 2025 Bonds
TNMP FMBs	TNMP’s $1,505.0 million in outstanding FMBs
TNMP July 2025 Bond Purchase Agreement	TNMP’s agreement for the sale of an aggregate $1,084.3 million of six series of TNMP’s July 2025 FMBs
TNMP July 2025 FMBs	TNMP’s FMBs to be issued under the TNMP July 2025 Bond Purchase Agreement
TNMP Merger Backstop Term Loan	TNMP’s $1,505.0 million, 364-day delayed-draw term loan that terminated on July 22, 2025
TNMP November 2025 Bond Purchase	TNMP’s agreement for the sale of an aggregate $70.0 million of TNMP’s November 2025 FMBs
TNMP November 2025 FMBs	TNMP’s FMBs to be issued under the TNMP November 2025 Bond Purchase Agreement
TNMP Revolving Credit Facility	TNMP’s $200.0 million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
TOD	Time of Day
Tucson	Tucson Electric Power Company
TXNM	TXNM Energy, Inc. formerly known as PNM Resources, Inc. (“PNMR”)
TXNM 2021 Delayed-Draw Term Loan	TXNM’s $1.0 billion delayed-draw term loan that matured on May 18, 2025
TXNM 2022 ATM Program	TXNM’s distribution agreement pursuant to which the Company issued and sold an aggregate sales price of $200.0 million of TXNM common stock, no par value, through the sales agents
TXNM 2023 Term Loan	TXNM $500.0 million term loan that matures on June 30, 2026
TXNM 2024 ATM Program	TXNM’s distribution agreement pursuant to which the Company issued and sold an aggregate sales price of $300.0 million of TXNM common stock, no par value, through the sales agents
TXNM 2025 ATM Program	TXNM’s distribution agreement pursuant to which the Company issued and sold an aggregate sales price of $200.0 million of TXNM common stock, no par value, through the sales agents
TXNM 2025 Junior Subs	TXNM’s $350.0 million 7.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056
TXNM Merger Backstop Revolving Facility	TXNM’s $910.0 million 364-day revolving credit facility
TXNM Revolving Credit Facility	TXNM’s $300.0 million Unsecured Revolving Credit Facility
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WMP	PNM’s Wildfire Mitigation Plan filed with the NMPRC on May 1, 2024
WRAP	Western Resource Adequacy Program
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC
WSPP	Western Systems Power Pool

PART I

ITEM 1.BUSINESS

THE COMPANY
Overview
TXNM Energy, Inc. (“TXNM”), is a holding company with two regulated electric utilities, PNM and TNMP, serving approximately 842,000 residential, commercial, and industrial customers in New Mexico and Texas. TXNM was incorporated in the State of New Mexico in 2000.
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

Proposed Merger with Blackstone Infrastructure

On May 18, 2025, TXNM, Parent, and Merger Sub (both Parent and Merger Sub are affiliates of Blackstone Infrastructure) entered into the Merger Agreement pursuant to which Merger Sub will merge with and into TXNM, with TXNM surviving the Merger as a direct, wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of TXNM (other than those listed in Note 22) at the Effective Time will be converted into the right to receive $61.25 in cash, without interest.

The proposed Merger has been unanimously approved by the Board and was approved by the TXNM shareholders at a special meeting held on August 28, 2025. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary conditions, including, without limitation, no Legal Restraint (as defined in Note 22), and the receipt of certain required regulatory approvals (including the PUCT, the NMPRC, FERC, the FCC, and the NRC). TXNM has filed applications for regulatory approval of the Merger with the NMPRC, PUCT, FERC, and FCC (Note 17). The Merger Agreement does not contain any financing condition and is currently expected to close in the second half of 2026.

On December 11, 2025, TXNM and Blackstone Infrastructure reached a unanimous settlement with parties in the Merger proceeding filed with the PUCT, that was approved on February 6, 2026. On January 23, 2026, the FCC consented to the transfer of control and on February 20, 2026, the FERC approved the proposed Merger. See Note 17.

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

OPERATIONS AND REGULATION

Regulated Operations

Electric power demand is generally seasonal. Power consumption in both Texas and New Mexico increases during the hot summer months with revenues traditionally peaking during that period. The seasonality of demand for electricity in turn impacts the timing of plant maintenance and operating expense throughout the year. As a result, the quarterly operating results of TXNM and its operating subsidiaries vary throughout the year. In addition, unusually mild or extreme weather patterns may cause the overall operating results of the Company to fluctuate. See Notes 16 and 17 for additional information on rate cases and other regulatory matters.

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

TNMP’s service territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west, and south of Fort Worth. The second portion of its service territory includes the area along the Texas Gulf Coast between Houston and Galveston, and the third portion includes areas of far west Texas between Midland and El Paso. TNMP owns 1,049 miles of electric transmission lines that interconnect with other utilities in Texas. There has been a significant increase in interconnection requests and data center applications on the TNMP system, which has necessitated new transmission stations, upgrades at existing stations, and transmission line capacity upgrades.

TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s service area. For its volumetric load consumers billed on KWh usage, TNMP experienced an increase of 2.8% in its weather normalized retail load in 2025 compared to 2024. For its weather normalized demand-based load, excluding retail transmission consumers, TNMP experienced an increase of 5.3% in 2025 compared to 2024. Data center load, including distribution and transmission, has increased 70.5% in 2025 compared to 2024. As of December 31, 2025, 125 active REPs receive transmission and distribution services from TNMP. In 2025, the two largest REPs accounted for 24% and 19% of TNMP’s operating revenues. No other consumer accounted for more than 10% of revenues.

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

Regulatory Activities

The rates TNMP charges customers are subject to traditional rate regulation by the PUCT. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT approved interim adjustments to TNMP’s transmission rates of $11.5 million annually in March 2025 and $12.3 million annually in September 2025. The PUCT approved interim adjustments to TNMP’s distribution rates of $25.0 million annually in June 2025 and $1.8 million annually in November 2025. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs.

In March 2025, the PUCT approved TNMP’s first SRP, designed to benefit customers through enhanced resiliency of its distribution system. The approved SRP includes $545.8 million of capital investments and $86.1 million of operations and maintenance expenses associated with several programs, including vegetation management and wildfire mitigation in 2025 through 2027.

In November 2025, TNMP filed the TNMP Base Rate Review with the PUCT, requesting recovery of $2.8 billion of rate base, a requested ROE of 10.4%, and a 47.54% equity ratio. The TNMP Base Rate Review also includes increases in operations and maintenance expenses that are not recovered through semi-annual TCOS and DCRF filings, excludes increases in interest expense resulting from refinancing of debt associated with the proposed Merger, and requests recovery of $20.5 million associated with Hurricane Beryl restoration costs over a five-year period. If approved by the PUCT, the new rates are expected to become effective in mid-2026.

PNM

Operational Information

PNM is an electric utility that provides electric generation, transmission, and distribution service to its rate-regulated customers. PNM was incorporated in the State of New Mexico in 1917. PNM’s retail electric service territory covers a large area of north-central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain areas of southern New Mexico as well as 9 sovereign nations. Service to retail electric customers is subject to the jurisdiction of the NMPRC. The largest retail electric customer served by PNM accounted for 5.4% of its retail electric revenues for the year ended December 31, 2025. Other services provided by PNM include wholesale transmission services to third parties. Regulation encompasses the utility’s electric rates, service, accounting, issuances of securities, construction of major new generation, abandonment of existing generation, types of generation resources, transmission and distribution facilities, and other matters. PNM experienced increases in weather normalized residential load of 0.1%, in commercial load of 1.0%, and industrial load of 14.3% compared to 2024. The system peak demands for retail customers are as follows:
System Peak Demands

	2025	2024	2023
	(Megawatts)
Summer	2,106	2,147	2,162
Winter	1,614	1,643	1,545

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. To the extent franchise agreements expire in some areas PNM serves, PNM remains obligated under New Mexico state law to provide service to customers in these areas, and therefore, the expirations should not have a material adverse impact. The Albuquerque, Rio Rancho, Los Lunas, and Santa Fe metropolitan areas accounted for 41.3%, 8.5%, 5.7% and 5.9% of PNM’s 2025 revenues. No other franchise area represents more than 5%. PNM also earns revenues from its electric retail operations in its service areas that do not require franchise agreements.

PNM owns 3,450 miles of electric transmission lines that interconnect with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. New Mexico is frequently characterized by its high potential for solar and wind capacity. PNM owns transmission capacity in an area of eastern New Mexico with large wind generation potential and in recent years there has been substantial interest by developers of wind generation to interconnect to PNM’s transmission system in this area.

Regulatory Activities

NMPRC Regulated Retail Rate Proceedings

On May 15, 2025, the NMPRC approved PNM’s general increase in retail electric rates. The approval includes an increase of $105.0 million in retail revenues with the first phase effective July 1, 2025, and the second phase effective April 1, 2026, reflecting an ROE of 9.45%.

In October 2024, the NMPRC approved PNM’s Grid Modernization Plan. PNM’s plan to modernize its electricity grid through infrastructure and technology improvements increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s grid modernization investments include approximately $344 million for the first six years of a broader 11-year strategy. The first annual Grid Modernization Plan review was approved in February 2026, updating key portions of the strategy, including increasing investments from approximately $344 million to $367 million for the first six years, and decreasing projected operations and maintenance costs by approximately 18%.

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

Corporate and Other

The Corporate and Other segment includes TXNM holding company activities, primarily related to corporate level debt and the activities of PNMR Services Company. PNMR Services Company provides corporate services through shared services agreements to TXNM and all of TXNM’s business units, including PNM and TNMP. These services are charged and billed at cost on a monthly basis to the business units. The activities of PNMR Development and the equity method investment in NMRD were also included in Corporate and Other, until the close of the sale of NMRD on February 27, 2024.

SOURCES OF POWER
TNMP

TNMP provides only transmission and distribution services and does not sell power.

PNM

PNM’s capacity in commercial operation as of December 31, 2025, are as follows:

			Generation	Percent of
			Capacity	Generation
Type	Name	Location	(MW)	Capacity
Solar	PNM-owned solar	Twenty sites in New Mexico	158	3.3%
Solar	Britton	Torrance County, New Mexico	50	1.1
Solar	Encino	Sandoval County, New Mexico	50	1.1
Solar	Encino North	Sandoval County, New Mexico	50	1.1
Solar	Solar Direct	Rio Arriba County, New Mexico	50	1.1
Solar	Route 66	Cibola County, New Mexico	50	1.1
Solar	Arroyo	McKinley County, New Mexico	300	6.3
Solar	Sky Ranch	Valencia County, New Mexico	190	4.0
Solar	Jicarilla I	Rio Arriba County, New Mexico	50	1.1
Solar	Atrisco	Bernalillo County, New Mexico	300	6.3
Solar	San Juan	San Juan County, New Mexico	200	4.2
Solar	TAG	Sandoval County, New Mexico	140	3.0
Solar	Quail Ranch	Bernalillo County, New Mexico	100	2.1
Solar	Community Solar	Multiple sites in New Mexico	25	0.5
Solar	Other	Los Lunas, New Mexico	30	0.6
Wind	New Mexico Wind	House, New Mexico	200	4.2
Wind	Red Mesa Wind	Seboyeta, New Mexico	102	2.2
Wind	Casa Mesa Wind	House, New Mexico	50	1.1
Wind	La Joya Wind I	Torrance, New Mexico	166	3.5
Wind	La Joya Wind II	Torrance, New Mexico	140	3.0
Geothermal	Lightning Dock Geothermal	Lordsburg, New Mexico	11	0.2
Renewable resources			2,412	51.0
Energy storage	PNM-owned battery	Valencia County & Bernalillo County, New Mexico	12	0.3
Energy storage	Arroyo	McKinley County, New Mexico	150	3.2
Energy storage	Jicarilla	Rio Arriba County, New Mexico	20	0.4
Energy storage	Sky Ranch	Valencia County, New Mexico	50	1.1
Energy storage	Sky Ranch II	Valencia County, New Mexico	100	2.1
Energy storage	San Juan	San Juan County, New Mexico	100	2.1
Energy storage	Atrisco	Bernalillo County, New Mexico	300	6.3
Energy storage	TAG	Sandoval County, New Mexico	50	1.1
Energy storage	Route 66	Cibola County, New Mexico	50	1.1
Energy storage resources			832	17.6
Gas	Reeves Station	Albuquerque, New Mexico	146	3.1
Gas	Afton (combined cycle)	La Mesa, New Mexico	235	5.0
Gas	Lordsburg	Lordsburg, New Mexico	85	1.8
Gas	Luna (combined cycle)	Deming, New Mexico	190	4.0
Gas/Oil	Rio Bravo	Albuquerque, New Mexico	149	3.1
Gas	Valencia	Belen, New Mexico	155	3.3
Gas	La Luz	Belen, New Mexico	41	0.9
Gas-fired resources			1,001	21.1
Nuclear	PVNGS	Wintersburg, Arizona	288	6.1
Coal	Four Corners	Fruitland, New Mexico	200	4.2
			4,733	100.0%

Renewable and Energy Storage Resources

In addition to PNM’s owned and contracted solar facilities, PNM has a customer distributed solar generation program that represented 334.1 MW at December 31, 2025. PNM stores energy under ESAs and purchases renewable power under long-term PPAs, all currently having expiration dates beginning in January 2035 and extending through May 2047. The

NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory, some of which are expected to be in service by summer of 2026 and others that will be available for the 2028 summer peak. These approved resources are necessary for PNM to meet forecasted peak load requirements to serve its customers and to continue progress towards a carbon-free generating portfolio. If adjusted for these approved plans, the table above would reflect the percentage of generation capacity from renewable resources of 49.8%, energy storage resources of 26.0%, nuclear resources of 4.7%, and fossil-fueled resources of 19.6%. These resources and their currently expected operation dates are as follows:

			Generation
		Expected	Capacity
Type	Application	Operation	(MW)
NMPRC approved
Energy storage	2026 Resource Application	2026	100
PNM-owned battery	2026 Resource Application	2026	60
Gas	2028 Resource Application	2028	12
PNM-owned solar	2028 Resource Application	2028	100
PNM-owned battery	2028 Resource Application	2028	50
Energy storage	2028 Resource Application	2028	150
Energy storage	2028 Resource Application	2028	150
Solar	Meta Resources	2026	100
Solar	Meta Resources	2026	90
Solar	Meta Resources	2027	100
Energy storage	Meta Resources	2026	100
Energy storage	Meta Resources	2026	68
Energy storage	Meta Resources	2027	100
			1,180
NMPRC approval pending
Energy storage	PNM-owned BESS Project	2027	30

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

PNM participates in the EIM, a real-time wholesale energy trading market operated by CAISO, which enables participating electric utilities to buy and sell energy. Participation in the EIM has generated cost savings that are passed through to customers under PNM’s FPPAC. PNM also plans to join the EDAM, which is a voluntary day-ahead regional market that expands on CAISO’s EIM market, as early as 2027. PNM joined the WRAP in April 2023 to promote region-wide coordination between power providers for assessing and addressing resource adequacy. On October 28, 2025, PNM notified the Western Power Pool that it has elected to withdraw from WRAP and will not proceed into the binding phase. PNM will seek to align resource adequacy coordination with others in the EDAM regional market to maximize customer benefits.

Plant Operating Statistics

Equivalent availability of PNM’s major base-load generating stations was:

Plant	Operator	2025	2024
Four Corners	APS	75.2%	78.1%
PVNGS	APS	92.3	91.8
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

FUEL
PNM
The percentages (on the basis of KWh) of PNM’s generation of electricity, including Valencia, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2025	4%	$9.11	23%	$0.71	16%	$1.80
2024	5	8.81	24	0.86	23	0.97

In 2025 and 2024, 57% and 48% of PNM’s generation was from wind and solar resources (including PPAs), which have no fuel cost. Due to locally available natural gas, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. PNM recovers substantially all of its fuel and purchased power costs through the FPPAC.

Coal

Four Corners obtains its coal requirements from a mine near the plant. The coal supply arrangement for Four Corners runs through July 6, 2031, and provides for pricing adjustments over its term based on economic indices. See Note 16 for additional information about PNM’s coal supply arrangements. See Note 17 for additional information about PNM’s SJGS Abandonment Application, PNM’s Four Corners Abandonment Application, and PNM’s IRP.
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
Nuclear Fuel and Waste

PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. Additional needed supplies are covered through existing inventories or spot market transactions. The PVNGS participants have contracted for 77% of PVNGS’s requirements for uranium concentrates through 2026 and an average of 42% through 2031. For conversion services, 90% are contracted through

2026 and an average of 68% through 2031. For enrichment services, 100% is contracted through 2026 and an average of 57% is contracted through 2028. For fuel assembly fabrication, 100% is contracted through 2027.
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
•The New Mexico Energy Transition Act
•Environmental Matters under the caption “The Clean Air Act”
•Cooling Water Intake Structures
•Effluent Limitation Guidelines
•Santa Fe Generating Station
•Environmental Matters under the caption “Coal Combustion Residuals Waste Disposal”

COMPETITION

Regulated utilities are generally not subject to competition from other utilities in areas that are under the jurisdiction of state regulatory commissions. In New Mexico, PNM does not have direct competition for services provided to its retail electric customers. In Texas, TNMP is not currently in any direct retail competition with any other regulated electric utility. However, as with other regulated transmission and distribution utilities and cooperatives, TNMP competes to attract new customers to locate within its service territory. PNM and TNMP are also subject to customer conservation and energy efficiency activities, as well as initiatives to utilize alternative energy sources, including self-generation, to otherwise bypass the PNM and TNMP systems.

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

HUMAN CAPITAL RESOURCES

TXNM depends on over 1,700 dedicated employees to deliver outstanding customer service and transform into a carbon-free generation future.

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

Governance

The Board agrees that human capital management is an important component of TXNM’s continued growth and success, and is essential for its ability to attract, retain and develop talented and skilled employees. Management regularly reports to the Compensation and Human Capital Committee of the Board on human capital management topics, including corporate culture, employee development and compensation and benefits. The Compensation and Human Capital Committee has oversight of talent retention and development and succession planning, and the Board provides input on important decisions in each of these areas.

Employees
The following table sets forth the number of employees of TXNM, PNM, and TNMP as of December 31, 2025:

	TXNM	PNM	TNMP
Corporate (1)	440	—	—
PNM	870	870	—
TNMP	445	—	445
Total	1,755	870	445
(1) Represents employees of PNMR Services Company.

As of December 31, 2025, PNM had 389 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW Local 611 that is in effect through April 30, 2026. As of December 31, 2025, TNMP had 229 employees represented by IBEW Local 66 covered by a collective bargaining agreement that is in effect through August 31, 2027. The wages and benefits for PNM and TNMP employees who are members of the IBEW are typically included in the rates charged to electric customers and consumers, subject to approval of the NMPRC and PUCT.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, TXNM, PNM, and TNMP caution readers not to place undue reliance on these statements. TXNM’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The failure of Parent to obtain any equity, debt, or other financing necessary to complete the proposed Merger
•The expected timing and likelihood of completion of the proposed Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including in circumstances requiring TXNM to pay a termination fee
•The receipt of an unsolicited offer from another party to acquire our assets or capital stock that could interfere with the proposed Merger
•The outcome of any legal proceedings, regulatory proceedings, or enforcement matters that may be instituted relating to the proposed Merger

•Risks related to disruption of management time from ongoing business operations due to the proposed Merger
•The risk that the proposed Merger and its announcement could have an adverse effect on the ability of TXNM to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The announcement and pendency of the proposed Merger, during which TXNM is subject to certain operating restrictions, could have an adverse effect on TXNM’s businesses, results of operations, financial condition or cash flows
•The costs incurred to consummate the proposed Merger
•The risk that the price of TXNM’s common stock may fluctuate during the pendency of the proposed Merger and may decline significantly if the proposed Merger is not completed
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt, including convertible debt, and access the financial markets in order to repay or refinance debt as it comes due and for ongoing operations and construction expenditures due to disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from regulatory proceedings, actions by the Federal Reserve, entry into the Merger Agreement, geopolitical activity, including tariffs, or the risk of wildfires and storms
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, approved PPAs and ESAs), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from TXNM’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, storms, terrorism, cybersecurity breaches, and other catastrophic events, including the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues beyond the extent of insurance coverage
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, tariffs, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act, the Infrastructure Investment and Jobs Act of 2021, the OBBBA, and other matters including the cancellation of grants or related funding
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from actions by the Federal Reserve to address inflationary concerns, and international developments
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate reclamation and decommissioning at SJGS

•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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
The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. The Company is in a period requiring significant capital investment and is projecting total construction expenditures for the years 2026-2030 to be $10.2 billion. PNM and TNMP anticipate a trend toward increasing costs, for which they will have to seek regulatory recovery. These costs include, or are related to, costs of asset construction for generation, transmission, and distribution systems necessary to provide electric service, as well as the cost to remove and retire existing assets, environmental compliance expenditures, regulatory mandates to acquire power from renewable resources, regulation related to nuclear safety, increased costs related to cybersecurity, increased interest costs to finance capital investments, and depreciation. If the regulators do not authorize appropriate recovery of any of the costs discussed above, including undepreciated generating resources at the time those resources are removed from service and fails to authorize recovery of the costs of obtaining power to replace those resources, PNM and TNMP’s financial position, results of operations, and cash flows could be negatively impacted.

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
In November 2025, TNMP filed its Base Rate Review requesting recovery of $2.8 billion of rate base as of June 30, 2025, a requested ROE of 10.4%, and a 47.54% equity ratio. The TNMP Base Rate Review also includes increases in operations and maintenance expenses that are not recovered through semi-annual TCOS and DCRF filings, excludes increases in interest expense resulting from refinancing of debt associated with the proposed Merger, and requests recovery of $20.5 million associated with Hurricane Beryl restoration costs.

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

The utility industry is facing increasing stakeholder scrutiny related to sustainability. Recently, TXNM has seen a rise in certain stakeholders, such as investors, customers, employees, and lenders, placing increasing importance on the impact and social cost associated with climate change. Federal GHG reduction measures setting standards and emission guidelines, and climate-related disclosure rules remain in a state of uncertainty. Therefore, TXNM is dealing with an uncertain regulatory and policy environment and increased scrutiny and changing stakeholder expectations with respect to environmental and climate change programs, judicial decisions, and international accords. Under the Biden Administration, EPA and other federal agencies sought to expand climate change regulations and worked to aggressively reduce GHG emissions. On January 20, 2025, President Trump signed an executive order directing all agencies, including EPA, to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. The order also expressly directs EPA to submit joint recommendations on the legality and continuing applicability of the 2009 Endangerment Finding for GHG. On January 7, 2026, EPA sent the proposed rule rescinding the 2009 Endangerment Finding to OMB. On February 12, 2026, the final rule was finalized as proposed, repealing all GHG emission standards for certain vehicles and engines promulgated on the basis of the Endangerment Finding. While the Endangerment Finding did not directly impose any requirements on EGUs, EPA has cited the Endangerment Finding as a basis for its authority to regulate GHG emissions from EGUs under CAA Section 111. PNM currently depends on fossil-fueled generation for 25.3% of its electricity. As discussed under Climate Change Issues, the existing and future EPA or state regulations regarding GHG reductions for this type of generation are under review. The expansion of federal and state regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

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

PNM’s and TNMP’s service territories include several military bases and federally funded national laboratories, as well as large industrial customers that have significant direct and indirect impacts on the local economies where they operate.  The Company does not directly provide service to any of the military bases or national laboratories but does provide service to large industrial customers. The Company’s business could be hurt from the impacts on the local economies associated with these customer groups as well as directly from the large industrial customers for a number of reasons including federally-mandated base closures, significant curtailment of the funding of or activities at the bases or national laboratories, and closure of industrial facilities or significant curtailment of their activities.

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

The utility industry in which the Company operates is a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure, some of which are deemed to be critical infrastructure under NERC guidelines. Certain of the Company’s systems are interconnected with external networks. In the regular course of business, the utilities handle a range of sensitive security and customer information. PNM and TNMP are subject to the rules of various agencies and the laws of various states, related to safeguarding and maintaining the confidentiality of this information. Cyber-attacks regularly occur and generally are unsuccessful. To date, those few events that were successful did not result in significant or consequential business impacts. However, despite steps the Company may take to detect, mitigate, and/or eliminate threats and respond to security incidents, the techniques used by those who wish to obtain unauthorized access, and possibly disable or sabotage systems and/or abscond with information and data, change frequently and continue to evolve with the use of artificial intelligence and the Company may not be able to protect against all such actions.

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

A successful physical or cybersecurity attack or other similar failure of the systems could impact the reliability of PNM’s generation and PNM’s and TNMP’s transmission and distribution systems, including the possible unauthorized shutdown of facilities. Such an event could lead to disruptions of business operations, including the Company’s ability to generate, transport, and deliver power to serve customers, to bill customers, and to process other financial information. A breach of the Company’s information systems could also lead to the loss and destruction of confidential and proprietary data, personally identifiable information, trade secrets, intellectual property and supplier data, and could disrupt business operations which could harm the Company’s reputation and financial results, as well as potential increased regulatory oversight, litigation, fines, and other remedial action. The costs incurred to investigate and remediate a physical or cybersecurity attack could be significant. A significant physical or cybersecurity attack on the Company’s critical infrastructure could have an adverse impact on the operations, reputation, and financial condition of TXNM, PNM, and TNMP.

There are inherent risks in the ownership and operation of nuclear facilities.
PNM has a 7.3% undivided interest in PVNGS that represented 6.1% of PNM’s total generating capacity as of December 31, 2025. PVNGS is subject to environmental, health, and financial risks including but not limited to the ability to obtain adequate supplies of nuclear fuel and water, the ability to dispose of spent nuclear fuel, decommissioning of the plant (see above), securing the facilities against possible terrorist attacks, and unscheduled outages due to equipment failures.

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

PNM is obligated to supply power to retail customers. As PNM continues to complete the significant transition in generation resources necessary to achieve 100% carbon emission-free generation, there are certain potential deliverability and cost risks associated with this transition. These risks are in three main areas, including 1) risk of completion of replacement resources prior to planned generation unit retirements, 2) increasing levels of renewable generation presenting risks of uncertainty and variability that will be further compounded as neighboring systems transition towards increasing levels of renewable resources, and 3) risks for mitigating possible resource volatility through a shrinking energy market.

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

Continued supply chain issues were initially experienced during high inflation, actions by the Federal Reserve to address inflationary concerns or other market conditions, geopolitical activity and the resulting impact on the economy and financial markets could adversely affect the Company’s business, results of operations, financial condition, cash flows, and access to the capital markets. There is no assurance that the continued effects of these market conditions will not adversely impact our business, results of operations, financial condition, cash flows, ability to access the capital markets, and the trading value of the Company’s common stock and debt securities. These effects could adversely impact the Company by:

•reducing usage and/or demand for electricity by our customers in New Mexico and Texas
•causing delays and disruptions in the availability of and timely delivery of materials and components used in our operations
•causing delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects
•causing a deterioration in the credit quality of our counterparties, including power purchase agreement providers, contractors or retail customers, that could result in credit losses
•causing impairments of goodwill or long-lived assets and adversely impacting the Company’s ability to develop, construct and operate facilities
•impacting the Company’s ability to meet the requirements of the covenants in our existing credit facilities, including covenants regarding debt to capitalization
•causing a deterioration in our financial metrics or the business environment that impacts our credit ratings
•decreasing the value of our investment securities held in trusts for pension and other postretirement benefits, and for nuclear decommissioning, SJGS decommissioning, and coal mine reclamation, which could lead to increased funding requirements
•impacting our liquidity position and cost of and ability to access funds from financial institutions and capital markets
•causing other unpredictable events.

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

Completion of the proposed Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including regulatory approvals and other customary closing conditions. There can be no assurance that the conditions to completion of the proposed Merger will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the proposed Merger. In addition, each of Blackstone Infrastructure and TXNM may unilaterally terminate the Merger Agreement under certain circumstances, and Blackstone Infrastructure and TXNM may agree at any time to terminate the Merger Agreement, even though TXNM shareholders already approved the Merger Agreement at a special meeting on August 28, 2025 (and thereby approved the Merger and the other transactions contemplated by the Merger Agreement).

Blackstone Infrastructure and TXNM may be unable to obtain the regulatory approvals required to complete the proposed Merger.

In addition to other conditions set forth in the Merger Agreement, completion of the proposed Merger is conditioned upon the receipt of various state and U.S. federal regulatory approvals, including, but not limited to, expiration or termination of the applicable waiting period under HSR Act and approval by NMPRC, PUCT, FERC, FCC, and NRC. Blackstone Infrastructure and TXNM have made and will make various filings and submissions and will pursue all required consents, orders and approvals in accordance with the Merger Agreement. These consents, orders and approvals may impose requirements, limitations or costs or place restrictions, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an event occurs that constitutes a material adverse effect with respect to TXNM and thereby may allow Blackstone Infrastructure not to complete the proposed Merger. Such extended period of time also may increase the chance that other adverse effects with respect to TXNM could occur, such as the loss of key personnel. Further, no assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing will be satisfied.

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

If the Merger is not completed for any reason, the ongoing business of TXNM may be adversely affected and, without realizing any of the anticipated benefits of having completed the Merger, TXNM would be subject to a number of risks, including the following:

•TXNM may experience negative reactions from the financial markets, including a decline of its stock price (which may reflect a market assumption that the Merger will be completed)
•TXNM may experience negative reactions from its customers, regulators and employees
•TXNM may be required to pay certain costs relating to the Merger, whether or not the Merger is completed
•Matters relating to the Merger will have required substantial commitments of time and resources by TXNM management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to TXNM as an independent company.

If the Merger Agreement is terminated and the Board seeks another merger, business combination or other transaction, TXNM shareholders cannot be certain that TXNM will be able to find a party willing to offer equivalent or more attractive consideration than the consideration TXNM shareholders would receive in the Merger. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement (including if Blackstone Infrastructure terminates the Merger Agreement due to a change in recommendation of the Board or if TXNM terminates the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement)), TXNM will be required to pay Blackstone Infrastructure a termination fee of $210.0 million, plus costs and expenses.

Lawsuits have been, and additional lawsuits may be, filed that challenge the proposed Merger, and adverse judgments in these lawsuits may prevent the proposed Merger from becoming effective within the expected timeframe or at all.

TXNM and members of the Board have been, and may be, named as defendants in putative class action lawsuits or other proceedings that have been or may be brought by TXNM shareholders challenging the proposed Merger. If the plaintiffs in any of these actions seek a preliminary or permanent injunction and are successful in obtaining one, the parties may be prevented from completing the proposed Merger in the expected timeframe, if at all. Even if the plaintiffs in these actions are not successful in obtaining an injunction, they may nevertheless continue the action and seek damages after the transaction has closed. In addition, the costs of defending against such claims could adversely affect the financial condition of TXNM and such actions could adversely affect the reputation of TXNM and members of its Board or management.

Counsel for TXNM received a number of demand letters from law firms on behalf of individuals who are purported TXNM shareholders, accompanied by draft complaints naming TXNM and its directors as defendants and alleging that TXNM’s preliminary proxy statement with respect to the Merger, omitted or misrepresented certain material information. Such draft complaints include a request for injunctive relief with respect to the TXNM shareholder vote to approve, and the closing of, the Merger, as well as other remedies, including counsel fees. In August 2025, reported shareholders filed complaints in New York state court alleging disclosure violations and seeking injunctive relief. TXNM believes that the allegations set forth in the demand letters, draft complaints, and New York state court cases are without merit and, if such complaints are actually filed, will defend such actions vigorously. See Note 16 for additional information concerning the Merger-related litigation.

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

TXNM has an arrangement with a bank under which the bank has issued $19.3 million of letters of credit in favor of sureties in order for the sureties to post reclamation bonds that are required under the miner’s operating permit. The Company’s financial position, results of operations, and cash flows could be negatively impacted if the current mine operator were to default on its obligations to reclaim the San Juan mine and TXNM is required to perform under the letter of credit support agreement.

TXNM and its subsidiaries’ substantial indebtedness could adversely affect its financial condition.

TXNM and its subsidiaries currently have a significant amount of indebtedness, including the Convertible Notes and TXNM 2025 Junior Subs. This significant amount of indebtedness could limit TXNM’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes. It may also increase TXNM’s vulnerability to adverse economic, market and industry conditions, limit its flexibility in planning for, or reacting to, changes in its business operations or to its industry overall, and place TXNM at a disadvantage in relation to its competitors that have lower debt levels. Any or all of the above events and/or factors could have an adverse effect on TXNM’s results of operations and financial condition.

Servicing TXNM and its subsidiaries’ debt requires a significant amount of cash, and it may not have sufficient cash flow from its business to pay its substantial debt.

TXNM and its subsidiaries’ ability to make scheduled payments of the principal of, to pay interest on or to refinance, its indebtedness, including the Convertible Notes and TXNM 2025 Junior Subs, depends on its future performance, which is subject to economic, financial, competitive and other factors beyond its control. TXNM’s business may not continue to generate cash flow from operations in the future sufficient to service its debt and make necessary capital expenditures. If TXNM is unable to generate such cash flow, TXNM may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. TXNM’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. TXNM may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.

Despite TXNM’s current consolidated debt levels, TXNM and its subsidiaries may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite TXNM’s current consolidated debt levels, TXNM and its subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in the Merger Agreement and its debt instruments, some of which may be senior indebtedness or secured debt. TXNM is not restricted under the terms of the indentures governing the Convertible Notes or the TXNM 2025 Junior Subs from incurring additional debt, securing existing or future debt, recapitalizing its debt or taking a number of other actions. TXNM’s Credit Agreement restricts its ability to incur additional indebtedness, including secured indebtedness, but if the TXNM Credit Agreement matures or is repaid, TXNM may not be subject to such restrictions under the terms of any subsequent indebtedness.

The fundamental change repurchase features of the Convertible Notes may delay or prevent an otherwise beneficial attempt to acquire TXNM.

Certain provisions in the indenture governing the Convertible Notes may make it more difficult or expensive for a third party to acquire TXNM. For example, the indenture governing the Convertible Notes requires TXNM, subject to certain exceptions, to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change (as defined in the indenture) and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change (as defined in the indenture). Such additional costs may have the effect of delaying or preventing a takeover of TXNM that would otherwise be beneficial to investors.

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
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to TXNM, including that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC has also restricted PNM from paying dividends in any year, as determined on a rolling four-quarter basis, in excess of net earnings without prior NMPRC approval. PNM is permitted to pay dividends to TXNM from prior equity contributions made by TXNM. Additionally, TXNM’s financing agreements generally include a covenant to maintain a debt-to-capitalization ratio that does not exceed 70%, and PNM and TNMP’s financing arrangements generally include a covenant to maintain debt-to-capitalization ratios that do not exceed 65%. PNM also has various financial covenants that limit the transfer of assets, through dividends or other means and the Federal Power Act imposes certain restrictions on dividends paid by public utilities, including that dividends cannot be paid from paid-in capital. The Merger Agreement also restricts TXNM from paying dividends outside of regular quarterly dividends.

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

TXNM and its subsidiaries rely on access to both short-term and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2026-2030 to be $10.2 billion. If TXNM or its operating subsidiaries are not able to access capital at competitive rates, or at all, TXNM’s ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact the Company’s access to capital, could be caused by an economic recession, declines in the health of the banking sector generally or the failure of specific banks who are parties to the Company’s credit facilities, deterioration in the overall health of the utility industry, the bankruptcy of an unrelated energy company, war, terrorist attacks, cybersecurity attacks, or threatened attacks.

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

The current asset allocation exposes the NDT investment portfolio to market and macroeconomic factors. Declines in market values could result in increased funding of the trusts, the recognition of losses as impairments for the NDT and coal mine reclamation trusts, SJGS decommissioning trust, and additional expense for the benefit plans. In addition, a change in GAAP required that all changes in the fair value of equity securities recorded on the Company’s balance sheet be reflected in earnings, which result in increased volatility in earnings.

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

In July 2025, President Trump signed the OBBBA, significantly altering the landscape of climate action and clean energy initiatives in the United States. The legislation revises and, in including some cases, phases out tax credits established under the IRA and also includes restrictions on the availability of credits for “foreign entities of concern,” as such term is used in the OBBBA.

Governance Risks
Provisions of TXNM’s organizational documents, as well as several other statutory and regulatory factors, will limit another party’s ability to acquire TXNM and could deprive TXNM’s shareholders of the opportunity to receive a takeover premium for shares of TXNM’s common stock.
In addition to the restrictions in the Merger Agreement discussed above, TXNM’s restated articles of incorporation and by-laws include a number of provisions that may have the effect of discouraging persons from acquiring large blocks of

TXNM’s common stock or delaying or preventing a change in control of TXNM. The material provisions that may have such an effect include:
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

Risks from cybersecurity threats

The information set forth under Item 1A, “Risk Factors” — “TXNM, PNM, and TNMP are subject to information security breaches and risks of unauthorized access to their information and operational technology systems as well as physical threats to assets.” on page A-14 of this Annual Report on Form 10-K is hereby incorporated by reference. As of December 31, 2025, our financial condition, results of operations or business strategy have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

Cybersecurity Governance

Management’s role in assessing and managing the Company’s material risks from cybersecurity threats

The Company’s management is responsible for managing cybersecurity risk and bringing to the Audit and Ethics Committee and Board’s attention the most significant cybersecurity risks facing the Company.  The CIO oversees the Company’s Cybersecurity Program and reports to the Company’s Senior Vice President of Corporate Services. The CIO leads the development, implementation, and enforcement of security policies and data breach resiliency plans, as well as works with internal and external cybersecurity and IT teams to monitor and maintain the security of the Company’s IT infrastructure. The CIO is supported by a team of enterprise information, system security, and risk professionals. The CIO receives reports on cybersecurity threats on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate data security and cybersecurity risks. The CIO updates senior management on these matters and works closely with the General Counsel to oversee compliance with legal, regulatory, and contractual security requirements. The CIO has significant technology and program management experience and has served many years in the Company’s information technology organization. The CIO is a Certified Project Management Professional and Change Management Registered Practitioner. In addition, the CIO has a B.B.A. in business computer systems and an MBA.

Board oversight of risks from cybersecurity threats

Cybersecurity risk oversight remains a priority for the Board who is responsible for oversight of the Company’s information security program, including compliance and risk management and the review of cybersecurity risks. The Board has adopted a Cyber Risk Policy which is overseen by the Audit and Ethics Committee. The Audit and Ethics Committee’s oversight of cyber risk management assists in the Board’s assessment of the adequacy of resources, funding, and focus within the Company with respect to cyber risk. Specifically, the Audit and Ethics Committee assist the Board in its oversight responsibilities regarding the company-wide security risk management practices, including overseeing the practices, procedures, and controls that management uses to identify, assess, respond to, remediate, and mitigate risks related to cybersecurity. The Audit and Ethics Committee provide oversight of management’s efforts to identify and mitigate cyber risk. Specifically, senior leadership, including the CIO, regularly briefs the Audit and Ethics Committee and the Board on Company’s cybersecurity posture. In executing its risk oversight duties, the Audit and Ethics Committee and the Board can and does access internal and external expertise regarding the Company’s challenges and opportunities related to cybersecurity.

ITEM 2.PROPERTIES

TXNM

The significant properties owned by TXNM include those owned by PNM and TNMP and are disclosed below.

PNM

See Sources of Power in Part I, Item 1 Business above for information on PNM’s owned and leased capacity in electric generating stations. As of December 31, 2025, PNM owned, or jointly owned, 3,450 miles of electric transmission lines, 5,774 miles of distribution overhead lines, 6,251 miles of underground distribution lines (excluding street lighting), and 250 substations. PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM owns and leases communication, office and other equipment, office space, vehicles, energy storage facilities, and real estate. PNM also owns service and office facilities throughout its service territory. See Note 8 for additional information concerning leases.

TNMP

TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases vehicles, service facilities, and office locations throughout its service territory. As of December 31, 2025, TNMP owned 1,049 miles of overhead electric transmission lines, 7,346 miles of overhead distribution lines, 1,633 miles of underground distribution lines, and 106 substations. Substantially all of TNMP’s property is pledged to secure its first mortgage bonds. See Note 7.

ITEM 3.LEGAL PROCEEDINGS

See Note 16 and Note 17 for information related to the following matters for TXNM, PNM, and TNMP, incorporated in this item by reference.

Note 16

•TXNM – Merger Related Litigation

Note 17

•TXNM – Merger Related Regulatory Applications
•PNM – Integrated Resource Plans
•PNM – Grid Modernization Plan
•PNM – BESS Project
•PNM – SB 170 Projects
•PNM – Rio Puerco-Pajarito-Prosperity CCN
•TNMP – Base Rate Review
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

SUPPLEMENTAL ITEM – INFORMATION ABOUT EXECUTIVE OFFICERS OF TXNM ENERGY, INC.
All officers are elected annually by the Board of TXNM. Executive officers, their ages as of February 13, 2026, and offices held for the past five years are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	67	Executive Chairman	July 2025
		Chairman and Chief Executive Officer	May 2022
		Chairman, President, and Chief Executive Officer	January 2012
J. D. Tarry	55	President and Chief Executive Officer	July 2025
		President and Chief Operating Officer	May 2022
		Senior Vice President and Chief Financial Officer	January 2020
H. E. Monroy	47	Senior Vice President and Chief Financial Officer	May 2025
		PNM Vice President, Regulatory	December 2023
		PNM Vice President, Regulatory and TXNM Corporate Controller	July 2022
		Vice President and Corporate Controller	January 2020
B. G. Iverson	63	General Counsel, Senior Vice President Regulatory and Public Policy, and Corporate Secretary	September 2024
		Senior Vice President, General Counsel and Chief Compliance Officer at Black Hills Corporation	April 2016
M. M. Jacobson	47	Senior Vice President, Corporate Services	April 2025
		Partner of Forward Solutions, LLC	June 2022
		Owner of Monique and Associates, LLC	January 2019

PART II

ITEM 5.MARKET FOR TXNM’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

TXNM’s common stock is traded on the New York Stock Exchange under the symbol “TXNM”.
Dividends on TXNM’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.4075 per share in July 2025 and $0.3875 per share in July 2024. The Board declared dividends on common stock considered to be for the third quarter of $0.4075 per share in September 2025 and $0.3875 per share in September 2024. In December 2025, the Board increased the quarterly dividend from $0.4075 to $0.4225 per share. In December 2024, the Board increased the quarterly dividend from $0.3875 to $0.4075 per share. TXNM targets long-term earnings growth with a dividend payout ratio between 50 and 60 percent of ongoing earnings, which is a non-GAAP financial measure, that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. TXNM uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees. See Note 6 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.
On August 2, 2024, TXNM increased the number of authorized shares of its common stock from 120,000,000 to 200,000,000.
On February 13, 2026, there were 6,354 holders of record of TXNM’s common stock. There have been no issuer purchases of equity securities. All of PNM’s and TNMP’s common stock is owned by TXNM and is not listed for trading on any stock exchange.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Preferred Stock

As of December 31, 2025, PNM has 115,293 shares of cumulative preferred stock outstanding. PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2025 and 2024. TXNM and TNMP do not have any preferred stock outstanding.

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

MD&A FOR TXNM
EXECUTIVE SUMMARY
Overview

TXNM is a holding company with two regulated electric utilities, PNM and TNMP, serving approximately 842,000 residential, commercial, and industrial customers New Mexico and Texas. TXNM was incorporated in the State of New Mexico in 2000 and its common stock trades on the New York Stock Exchange under the symbol TXNM.

Recent Developments

Merger

On May 18, 2025, TXNM, Parent, and Merger Sub (both Parent and Merger Sub are affiliates of Blackstone Infrastructure) entered into the Merger Agreement pursuant to which Merger Sub will merge with and into TXNM, with TXNM surviving the Merger as a direct, wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of TXNM (other than those listed in Note 22) at the Effective Time will be converted into the right to receive $61.25 in cash, without interest.

The proposed Merger has been unanimously approved by the Board and was approved by the TXNM shareholders at a special meeting held on August 28, 2025. The waiting period under the HSR Act in connection with the Merger has expired without any objections or concerns having been raised, both the FCC and FERC approved the application, and the PUCT approved the unanimous settlement, satisfying four of the conditions to closing of the Merger Agreement. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary conditions, including, without limitation, no Legal Restraint, and the receipt of certain required regulatory approvals (including the NMPRC and the NRC). TXNM has filed applications for regulatory approval of the Merger with the NMPRC (Note 17). The Merger Agreement does not contain any financing condition and is currently expected to close in the second half of 2026.

On December 11, 2025, TXNM and Blackstone Infrastructure reached a unanimous settlement with parties in the Merger proceeding filed with the PUCT, that was approved on February 6, 2026. On February 20, 2026, FERC approved the proposed Merger rejecting claims related to data centers, private equity ownership, and speculative cross-subsidization relying on existing state ring-fencing protections in New Mexico and Texas. See Note 17.

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

Business Focus

To achieve the Company’s business objectives, focus is directed in key areas: Safe, Reliable and Affordable Power; Utility Plant Investments; Superior Customer Experience; Environmentally Responsible Power; and Stakeholder and Community Engagement. The Company works closely with its stakeholders to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities. Equally important is the focus of TXNM’s utilities on customer satisfaction and community engagement.

Safe, Reliable, and Affordable Power

Safety is the first priority of our business and a core value of the Company. TXNM utilizes a Safety Management System to provide clear direction, objectives and targets for managing safety performance and minimizing risks and empowers employees to “Be the Reason Everyone Goes Home Safe”.

TXNM measure’s reliability and benchmark performance of PNM and TNMP against other utilities using industry-standard metrics, including System Average Interruption Duration Index (“SAIDI”) and System Average Interruption Frequency Index (“SAIFI”). PNM’s and TNMP’s investment plans include projects designed to support reliability and reduce the amount of time customers are without power.

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

PNM joined the WRAP in April 2023 to help ensure regional resource availability is visible and coordinated in the event PNM customers are critically impacted by a resource emergency. WRAP is currently in the non-binding phases of the program, which is expected to continue through the summer of 2027. PNM has successfully complied with all WRAP requirements to date and fully supports the need to align a resource adequacy program with coordination between power providers. However, on October 28, 2025, PNM notified the Western Power Pool that it has elected to withdraw from WRAP and will not proceed into the binding phase. PNM will seek to align resource adequacy coordination with others in the EDAM regional market to maximize customer benefits.

In May 2024, PNM filed its updated WMP and its PSPS Plan with the NMPRC. The plans enhance Company wildfire prevention efforts and identify conditions for preventive shutoffs. PNM’s WMP addresses the increasing severity and frequency of extreme weather events and increasing wildfire risk and is focused on situational awareness, field personnel safety practices and operational wildfire mitigation strategies to prevent the accidental ignition of wildfires. PNM’s PSPS Plan is designed to proactively de-energize electrical facilities in identified areas of extreme wildfire risk under certain conditions to reduce the potential of those electrical facilities becoming a wildfire ignition source or contributing to the spread of wildfires.

In June 2024, TNMP filed its WMP with the PUCT in response to recent wildfire events impacting the electric utility industry and the customers it serves. TNMP’s WMP establishes a wildfire risk awareness and mitigation strategy that becomes part of a fire safe culture across the Company. The WMP increases grid awareness and serves as a blueprint to help reduce the risk of the accidental ignition of wildfires. The WMP also provides new strategies, technologies, and operating guidelines to enhance grid resiliency and public safety.

Utility Plant Investments

During the 2024 and 2025 periods, PNM and TNMP together invested $2.4 billion in utility plants, including transmission and distribution systems, substations, power plants, and nuclear fuel. Investment plans emphasize new investments in transmission and distribution infrastructure to support growing demand with grid reliability and resilience and to deliver clean energy. The Company has been improving the diversification of its rate base among regulatory jurisdictions, moving TNMP and FERC transmission rate base to over half of the consolidated rate base.

Investments at TNMP support the continued high growth across each region of its service territory. Economic growth across Texas continues to push the demands on TNMP’s system to new levels, including a new system peak in September 2025. In 2023, the Texas legislature passed a series of bills aimed at encouraging investments to enhance grid reliability and resilience, while the PUCT continues to develop rules in support of this new legislation. TNMP will continue to submit filings for recovery of its investments, in accordance with these new rules, in addition to the existing rate recovery mechanisms. In June 2025, HB 5247 added Section 36.216 to PURA, which immediately authorized certain electric utilities, including TNMP, to offset depreciation, property tax expenses, and carrying costs with alternative revenue and recognize a regulatory asset for qualifying investments until the following year in which they would file a single, annual proceeding with the PUCT.

Investments at PNM are aimed at supporting economic development and advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. A CCN requesting approval of a new transmission line and the application seeking to defer costs of two economic development projects filed under SB 170 support economic development and projects included in the Grid Modernization Plan will improve customers’ ability to customize their use of energy and modernize PNM’s electric grid through infrastructure and technology improvements.

See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.
Superior Customer Experience

The Company strives to deliver a superior customer experience. With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and encouraging consumer preparation when severe weather is forecasted. In 2024, TNMP made significant strides in improving customer satisfaction related to power outages by providing a more user-friendly experience on TNMP’s outage map information system, making it easier for customers to access real-time outage information. In addition, TNMP introduced a new system that allows customers to receive outage alerts through multiple communication channels to enhance transparency and to ensure customers stay informed during outages. In September 2024, TNMP sent employees to assist in restoring power to those communities impacted by Hurricane Helene and in January 2025 TNMP was announced as an Emergency Response Award recipient by the Edison Electric Institute (“EEI”), an association representing all US investor-owned electric companies. The Emergency Response Awards recognize recovery and assistance efforts of electric companies following service disruptions caused by extreme weather or other natural events.

In 2025, PNM continued to hold in-person engagements with residential and business customers through customer advisory councils. These engagements have helped PNM to build and improve customer relationships and have provided PNM with valuable customer insights to gauge customer interest levels towards programs and services to be highly customer centric. Additionally, PNM continues to focus its efforts on enhancing the customer experience through customer service improvements, including enhanced digital payment options, strategic customer outreach, and improved communications. In early 2025, PNM introduced a redesigned customer bill to make it easier for customers to understand their bill as a part of a broader commitment to improve transparency and usability. While the electric utility industry continues to experience declines in customer satisfaction as measured by J.D. Power, PNM’s ranking in 2025 remained stable, reflecting the Company’s sustained efforts to improve the customer journey through a more seamless and customer-friendly experience. PNM continues to focus on addressing energy affordability by promoting participation in utility programs among households with high energy burden to offset high bills. PNM has also implemented efforts to increase participation in low-income energy efficiency programs, including providing additional aid through the PNM Good Neighbor Fund, partnering with state agencies to make it easier to access funding, improving access to clean energy through expanded outreach and communication, and implementing low-income transportation electrification programs. As a result of PNM’s efforts, 6,509 families in need received emergency assistance through the PNM Good Neighbor Fund for the year ended December 31, 2025.

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

TXNM’s corporate website (www.txnmenergy.com) includes a dedicated section providing key environmental and other information related to PNM’s and TNMP’s operations, including information that collectively demonstrates the Company’s commitment to sustainability. This information highlights plans for PNM to be coal-free no later than 2031 and to achieve a carbon-free generating portfolio by 2040. Achieving our goal of carbon-free by 2040 is dependent on balancing reliability, cost considerations, and maturity of emerging technologies.

PNM’s Grid Modernization Plan is a major step forward in providing reliable, affordable and sustainable energy. As part of that plan, PNM will promote energy equity by installing technology like smart meters and making distribution upgrades in low-income areas first in order to allow lower-income customers to gain insights into their energy usage to improve affordability and create fairer access to energy. In addition, PNM’s Time-of-Day pilot approved in the 2024 Rate Change final order incentivizes customers, through price signals, to use energy during the day when renewable generation is abundant.

The IRA provided benefits for TXNM and its customers by extending and enhancing clean energy incentives such as the investment tax credit and production tax credit. As the Company continues its transition away from carbon emitting sources, these credits reduce the cost of renewable investments. In addition, the IRA includes a new production tax credit for existing nuclear facilities that may create an added benefit for PNM’s ownership in the carbon-free PVNGS. Other IRA provisions encourage transportation electrification with new EV credits and added incentives for vehicle charging infrastructure. In July 2025, the OBBBA was enacted and is expected to accelerate the phase-out of certain IRA energy tax credits and restrict the availability of credits for “foreign entities of concern,” as such term is used in the OBBBA.

Electric Vehicles

TXNM’s sustainability goals include plans for additional emissions reductions through the electrification of its vehicle fleet. Growing the number of EVs within the Company’s fleet will benefit the environment and lower fuel costs furthering the commitment to sustainability. Under the commitment, existing fleet vehicles will be replaced as they are retired with an increasing percentage of EVs.

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

Renewable Energy and Energy Storage
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements from facilities in service as of December 31, 2025, have a total net generation capacity of 3,244 MW. In addition to PNM’s owned and third-party contracted solar facilities, PNM also has a customer distributed solar generation program that represented 334.1 MW at December 31, 2025. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resources have a generation capacity of 1,453 MW. This includes approximately 285 MW of additional capacity under the Community Solar Act which will provide customers an additional option of accessing solar energy.
PNM will continue to seek approval to procure renewable resources as needed to meet forecasted peak load requirements to serve its customers and New Mexico’s RPS and carbon-free resource requirements, while balancing the impact to customers’ electricity costs.
Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2025, incremental energy saved as a result of participation in PNM’s portfolio of energy efficiency programs is estimated to be 84 GWh. This is equivalent to the annual consumption of approximately 11,639 homes in PNM’s service territory. PNM’s load management and energy efficiency programs also help lower peak demand requirements. In 2025, TNMP’s incremental energy saved as a result of participation in TNMP’s energy efficiency programs is estimated to be approximately 20 GWh. This is equivalent to the annual consumption of approximately 2,762 homes in TNMP’s service territory, estimated using a national average avoided emissions rate. TNMP’s high-performance homes residential new construction energy efficiency program has earned the Energy Star Partner of the Year award for 8 years, including 6 years receiving the Sustained Excellence Award, recognizing long-term commitment to fighting climate change and protecting public health through energy efficiency. For information on PNM’s and TNMP’s energy efficiency filing with the NMPRC and PUCT see Note 17.

Water Conservation and Solid Waste Reduction

PNM continues to make progress in its efforts to reduce the amount of fresh water used to make electricity. Continued growth in PNM’s solar and wind energy resources, energy efficiency programs, and innovative uses of air-cooling technology have contributed to this reduction. Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS. As the Company moves forward with its mission to achieve carbon-free generation, it expects that more significant water savings will be gained. Shutting down SJGS in 2022 and Four Corners in 2031 will allow the Company to reach our goals for reduced freshwater use at 80% by 2035 and 90% by 2040 from 2005 levels. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2025, 18 of the Company’s 22 facilities met or exceeded the solid waste diversion goal of a 65% diversion rate.

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

The Company utilizes a number of communications channels and strategic content to serve and engage its many stakeholders. PNM’s website provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The website is also a resource for information about PNM’s operations and community outreach efforts to customers on various topics such as education, outage alerts, safety, wildfire safety, customer service, community partnerships in philanthropic projects, and plans for building a sustainable energy future for New Mexico and to transition to a carbon-free generating portfolio. PNM also leverages social media to communicate about some of these topics with certain customers. TNMP’s website provides information on customized energy efficiency programs and TNMP rates, in addition to other community outreach information. As discussed above, TXNM’s corporate website includes a dedicated section providing additional information regarding the Company’s commitment to sustainability.

Throughout 2025, PNM held in-person community events focused on wildfire safety and educating customers about the PSPS process and wildfire mitigation efforts to protect the public. These gatherings are designed to share critical information, coordinate with local resources, and listen to feedback from local communities. PNM hosted four events in High Fire Risk Areas (“HFRA”) across New Mexico in 2025 and expects to host similar events in 2026. In addition, PNM included local emergency managers in its periodic meetings, referred to as “wildfire tabletops,” in 2025. Each of these engagements builds and strengthens our preparedness as a Company for wildfire prevention and response.

TXNM has a long tradition of supporting the communities that it serves in New Mexico and Texas. During the three years ended December 31, 2025, TXNM, through corporate giving, contributed $8.7 million to civic, educational, environmental, tribal, low income, and economic development organizations. Additionally, the PNM Resources Foundation (the “Foundation”) has provided an annual average of $1.2 million in grant funding over the past three years across New Mexico and Texas. Throughout 2025, the Foundation focused on grants for wellness and athletic activities within the community and grants for the environment. These grants help nonprofits innovate or sustain programs to grow and develop their missions, develop and implement environmental programs, and provide educational opportunities. The Foundation continues to expand its matching and volunteer grant programs and the annual amount of matching donations available to each of its employees. The Foundation has also approved an increase to the amount awarded to employees through the employee crisis management fund, which provides our employees with financial support for basic living needs during catastrophic emergencies and times of crises. PNM collaborated with community foundations to help support the effort and direct funds where they were most needed for those who have been affected by the wildfires, floods and hurricanes in surrounding communities in addition to supporting law enforcement and first responders.

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

PNM stands out as one of the few investor-owned utilities operating a tribal relations office, which is focused on serving and collaborating with 18 of the 23 sovereign nations in New Mexico and the Southwest. PNM created the Navajo Nation Workforce Training Scholarship Program to provide support for Navajo tribal members and to encourage the pursuit of education and training in existing and emerging jobs in the communities in which they live. PNM has invested in paid summer college engineering internship programs for American Indian students in the greater Albuquerque area, established the PNM Pueblo Education Scholarship and Endowment to invest in higher education for Native American Indian students, and supported the development of an entrepreneur complex located in Albuquerque and operated by the Indian Pueblo Cultural Center. PNM continues to partner with the Navajo Nation in the Light Up Navajo project, piloted in 2019 and modeled as a mutual aid project to connect Navajo homes without electricity to the power grid. PNM is one of 44 utilities across 16 states to participate in improving the quality of life for families by bringing electricity to over 700 homes since inception of the project. PNM has also partnered with New Mexico universities to enhance intern programs and developed a business coalition model to drive economic development through intern partnerships.

Employee volunteers are the lifeblood of a healthy corporate culture. Community giving through volunteers’ time and effort is at the heart of employee engagement. Throughout 2025, the Company held large-scale volunteer events, working alongside nonprofits, schools, and vulnerable communities throughout New Mexico and Texas. More than 640 employees in both states participated in the annual “Day of Service,” a workday event encouraging employee volunteerism and serving more than 40 organizations. Throughout the year, employees volunteer their time generously through independent volunteer activities and board participation. Employees strengthen community resilience by giving more than 4,000 volunteer hours each year to support the health, safety, and well-being of diverse communities.

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

Fair and timely rate treatment from regulators is crucial to PNM and TNMP in earning their allowed returns and critical for TXNM to achieve its financial objectives. TXNM believes that earning allowed returns is viewed positively by credit rating agencies and that improvements in the Company’s ratings could lower costs for utility customers.

State Regulation and Legislation

TNMP

In the 2023 and 2025 Texas Legislative sessions several bills were passed to support utility reliability and resiliency by encouraging and protecting utility infrastructure investments. Under the new legislation, TNMP filed its 2025-2027 SRP in August 2024 and filed an unopposed settlement with the PUCT in December 2024 that was approved with slight modifications in March 2025. Another bill directed ERCOT to develop reliability plans for the Permian Basin which resulted in the need for additional investments in the West Texas service territory. In 2025, HB 5247 was passed, which streamlines cost recovery for certain utilities, including TNMP, who continue to invest in the Permian Basin territory. HB 5247 allows for the offset of depreciation, property tax expenses, and carrying costs with alternative revenue, and recognition of a regulatory asset for qualifying investments that are not currently reflected in rates, until such time a single, annual proceeding can be filed to adjust non-fuel rates. These pieces of legislation demonstrate that Texas continues to encourage utility investment and prioritizes timely rate recovery. TNMP will look to prioritize investments aligned with these measures that improve the quality of service for current and future customers.

Beyond legislative actions, the regulatory framework in Texas strongly encourages investments into the grid by providing timely recovery through rate mechanisms outside of general rate cases. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. TNMP also has approximately 282,000 advanced meters across its service territory, the costs of which are being recovered through base rates.

TNMP Base Rate Review

In November 2025, TNMP filed the TNMP Base Rate Review with the PUCT, requesting recovery of $2.8 billion of rate base, a requested ROE of 10.4%, and a 47.54% equity ratio. The TNMP Base Rate Review also includes increases in operations and maintenance expenses that are not recovered through semi-annual TCOS and DCRF filings, excludes increases in interest expense resulting from refinancing of debt associated with the proposed Merger, and requests recovery of $20.5 million associated with Hurricane Beryl restoration costs over a five-year period. If approved by the PUCT, the new rates are expected to become effective in mid-2026. See Note 17.

PNM

The 2025 New Mexico Legislative session included several bills that were passed to support economic development, clean energy, grid modernization, and wildfire preparedness. Amongst the bills passed were companion bills: New Mexico Senate Bill 169 (the “Site Readiness Bill”) and New Mexico Senate Bill 170 (the “Power Readiness Bill”).

The Site Readiness Bill creates a dedicated funding mechanism and a structured process for identifying, assessing, and preparing strategic economic development sites across the state, designed to position New Mexico to compete with other states actively investing in site readiness. It appropriates approximately $24 million for the site readiness fund for site-characterization studies of proposed economic development sites and site preparations of strategic economic development sites. The Site Readiness Bill also creates the Strategic Economic Development Site Advisory Committee to advise the New Mexico Economic Development Department (“NMEDD”) in selecting sites and awarding funding. The Power Readiness Bill is intended to reduce risk, lead times, and regulatory uncertainty in acquiring additional generation resources and in building large-scale infrastructure needed to competitively serve economic development customers that create jobs. It allows a public utility to annually increase generation capacity by up to 10% of the public utility’s total system peak load. The Power Readiness Bill also shortens the time for regulatory approval of CCN filings for new, major infrastructure and allows a public utility to defer costs of economic development projects, placing them into a regulatory asset until a customer signs a contract or begins taking service. In December 2025, PNM filed an application for approval of two projects under the Power Readiness Bill; the Westpointe and Mesa Del Sol Substations (See Note 17).

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

Grid Modernization Plan

On October 17, 2024, the NMPRC issued a final order approving PNM’s Grid Modernization Plan which will improve customers’ ability to customize their use of energy and benefit from the electricity grid consistent with the Grid Modernization Statute. PNM’s plan to modernize its electricity grid through infrastructure and technology improvements includes installing technology like smart meters and making distribution upgrades in low-income areas first in order to allow lower-income customers to gain insights into their energy usage to improve affordability and create fairer access to energy. The approved plan includes grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The approved rate rider will recover capital costs, operating expenses, and taxes associated with the investments included in the plan. In June 2025, the Grid Modernization Plan was updated to reflect an increase in investments from approximately $344 million to $367 million in the first six years and a decrease in projected operations and maintenance costs of approximately 18%. See Note 17.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first three years of that period. PNM’s accepted 2023 IRP maintains a continued focus on a carbon-free energy system by 2040. The plan highlights the need for a significant sustained addition of resources over the next two decades, replacing retiring or expiring capacity and meeting concurrent load growth, while reducing the carbon intensity of PNM’s portfolio.

In December 2024, PNM issued its 2029-2032 RFP for at least 900 MW of new energy resources to come online between 2029 and 2032, with at least 500 MW needed by 2030, and is anticipated to identify potential replacement resources for PNM’s current natural gas generation capacity as well as PNM’s ownership interest in Four Corners.

In the fourth quarter of 2025, PNM initiated its 2026 IRP process which will cover the 20-year planning period from 2026 through 2046. Consistent with historical practice, PNM is receiving public input from interested parties as part of this process. PNM expects to file its 2026 IRP with the NMPRC on or before September 1, 2026.

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

TXNM targets a dividend payout ratio in the 50% to 60% range of its ongoing earnings. The Board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards. The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
December 2024	5.2%
December 2025	3.7
Under the terms of the Merger Agreement, TXNM has agreed not to declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its equity securities, or make any other actual, constructive or deemed dividend or distribution in respect of any of its equity securities (except (i) TXNM may continue the declaration and payment of regular quarterly cash dividends on TXNM common stock for each quarterly period ending after the date of the Merger Agreement, in an amount not to exceed $0.4275 in 2026, with usual record and payment dates for such quarterly dividends in accordance with past dividend practice, (ii) for any cash dividend or cash distribution by a wholly-owned subsidiary of TXNM to TXNM or another wholly-owned subsidiary of TXNM, and (iii) a “stub period” dividend to holders of record of TXNM common stock as of immediately prior to the Effective Time equal to the product of (1) the number of days from the record date for payment of the last quarterly dividend paid by TXNM prior to the Effective Time, multiplied by (2) a daily dividend rate determined by dividing the amount of the last quarterly dividend paid prior to the Effective Time by ninety-one).

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

Economic Factors

TNMP – In 2025, TNMP experienced an increase in volumetric weather normalized retail load of 2.8% compared to 2024. Weather normalized demand-based load, excluding retail transmission consumers, increased 5.3% in 2025 compared to 2024. Data center load, including distribution and transmission, has increased 70.5% in 2025 compared to 2024.

PNM – In 2025, PNM experienced increases in weather normalized residential load of 0.1%, in commercial load of 1.0%, and in industrial load of 14.3% compared to 2024.

The Company is closely monitoring the impacts on the capital markets of various macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns or other market conditions, and geopolitical activity, including the potential impacts of tariffs. The Company has not experienced, nor does it expect to experience significant negative impacts to customer usage at PNM and TNMP resulting from these economic impacts. However, if current economic conditions worsen, the Company may be required to implement additional measures such as reducing or delaying operating and maintenance expenses and planned capital expenditures.

Results of Operations

Net earnings attributable to TXNM were $151.4 million, or $1.48 per diluted share in the year ended December 31, 2025 compared to $242.2 million, or $2.67 per diluted share in 2024. Among other things, earnings in the year ended December 31, 2025, benefited from higher transmission and distribution rates at TNMP, higher volumetric and demand-based load at TNMP, impacts of revenues recorded under HB 5247 at TNMP, higher weather normalized retail load at PNM, increased revenue at PNM approved in the 2025 Rate Change and higher transmission margin at PNM. These increases were partially offset by higher operating expenses at PNM and TNMP, increased depreciation at PNM and TNMP due to increased plant in service, capacity arrangements at PNM, milder weather at PNM, and higher interest charges at PNM and TNMP. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

As of December 31, 2025, TXNM, PNM, and TNMP had revolving credit facilities with capacities of $300.0 million, $440.0 million, and $300.0 million. Total availability for TXNM on a consolidated basis was $681.6 million at February 13, 2026. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. TXNM also has intercompany loan agreements with each of its subsidiaries. For additional details regarding the Company’s revolving credit facilities, see Note 7.

TXNM projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $11.1 billion for 2026 - 2030. These construction expenditures may change due to incremental expenditures for new customer growth and other transmission and renewable energy expansion. TNMP’s investments support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives include investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Plan and TNMP’s SRP.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. For further discussion on these financing arrangements see Liquidity and Capital Resources discussion below as well as Note 7.

After considering the effects of these financings and the Company’s short-term liquidity position as of February 13, 2026, the Company has consolidated maturities of long-term and short-term debt aggregating $657.9 million in the period from January 1, 2026 through February 27, 2027. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2026-2030 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of December 31, 2025 and February 13, 2026, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Also, refer to Disclosure Regarding Forward Looking Statements in Part I, Item 1 and to Risk Factors in Part I, Item 1A.

A summary of net earnings attributable to TXNM is as follows:

	Year Ended December 31,		Change
	2025	2024	2025/2024
	(In millions, except per share amounts)
Net earnings attributable to TXNM	$151.4	$242.2	$(90.7)
Average diluted common and common equivalent shares	102.4	90.6	11.8
Net earnings attributable to TXNM per diluted share	$1.48	$2.67	$(1.19)

The components of the changes in net earnings attributable to TXNM by segment are:

Change
2025/2024
(In millions)
TNMP	$20.8
PNM	(104.6)
Corporate and Other	(6.9)
Net change	$(90.7)

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

	Year Ended December 31,		Change
	2025	2024	2025/2024
	(In millions)

Gross margin	$333.1	$280.1	$53.0
Transmission and distribution costs	37.4	37.1	0.3
Depreciation and amortization	143.9	125.9	18.0
Utility margin	$514.5	$443.0	$71.5

The following table summarizes the operating results for TNMP:

	Year Ended December 31,		Change
	2025	2024	2025/2024
	(In millions)
Electric operating revenues	$681.3	$592.1	$89.2
Cost of energy	166.8	149.1	17.7
Utility margin	514.5	443.0	71.5
Operating expenses	141.8	136.2	5.6
Depreciation and amortization	143.9	125.9	18.0
Operating income	228.7	180.9	47.8
Other income (deductions)	14.6	8.7	5.9
Interest charges	(87.0)	(59.0)	(28.0)
Segment earnings before income taxes	156.4	130.6	25.8
Income (taxes)	(32.1)	(27.1)	(5.0)
Segment earnings	$124.3	$103.5	$20.8

The following table shows total GWh sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Year Ended December 31,		Percentage Change
	2025	2024	2025/2024
Volumetric load (1) (GWh)
Residential	3,305.0	3,202.0	3.2%
Commercial and other	48.3	47.2	2.3
Total volumetric load	3,353.3	3,249.2	3.2%
Demand-based load (2) (MW)	37,617.5	31,425.1	19.7%
Average retail consumers (thousands) (3)	282.0	277.0	1.8%

(1)Volumetric load consumers are billed on KWh usage.
(2)Demand-based load includes consumers billed on a monthly KW peak and also includes retail transmission customers that are primarily billed under rate riders.
(3)TNMP provides transmission and distribution services to REPs that provide electric service to customers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

Operating results – 2025 compared to 2024

The following table summarizes the significant changes to gross margin:

Year Ended December 31, 2025
Change
Gross margin:	(In millions)

Utility Margin (see below)	$71.5
Depreciation and amortization (see below)	(18.0)
Other	(0.5)
Net Change	$53.0

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2025
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2024, September 2024, March 2025, and September 2025, partially offset by a decrease in ERCOT approved demand	$13.0
Distribution rate relief – Distribution cost of service rate increases in July 2024, November 2024, June 2025, and December 2025	31.0
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 2.8%; the average number of volumetric consumers increased 1.8%	2.5
Demand based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission customers increased 5.3%	5.2
Leap Year - Decrease in revenue due to additional day in 2024	(0.3)
Weather – Colder weather in the first and fourth quarters of 2025 was partially offset by milder weather in the second and third quarters of 2025	1.1
Impacts of revenues recorded under HB 5247 Note 17	17.5
Decrease in deferral of excess deferred income tax benefits refunded through base rates	(1.6)
Rate riders and other – Includes transmission cost recovery factor and energy efficiency rider which are partially offset in operating expenses	3.1
Net Change	$71.5

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2025
Change
Operating expenses:	(In millions)

Higher employee related and outside services expenses partially offset by lower vegetation management expenses	$0.8
Higher property taxes due to increased utility plant in service	2.3
Higher capitalization of administrative and general expenses due to higher construction expenditures	(6.3)
Higher allocated depreciation and amortization from Corporate and Other	0.9
Higher insurance premiums primarily related to wildfire risk	2.6
Regulatory settlement	3.5
Costs related to the Merger	2.2
Other	(0.4)
Net Change	$5.6

Year Ended December 31, 2025
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$17.9
Other	0.1
Net Change	$18.0

Other income (deductions):

Lower CIAC	$(0.7)
Higher equity AFUDC	4.0
Interest on Texas Sales and Use Tax refund	2.1
Other	0.5
Net Change	$5.9

Interest charges:

TNMP Merger Backstop Term Loan (Note 7)	$(4.7)
Loss on reacquired debt	(9.0)
Interest on FMBs	(14.6)
Higher interest on transmission interconnection and security deposit arrangements	(0.3)
Lower interest on revolving short-term borrowings	0.9
Other	(0.3)
Net Change	$(28.0)

Income (taxes):

Higher segment earnings before income taxes	$(5.4)
Other	0.4
Net Change	$(5.0)

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

	Year Ended December 31,		Change
	2025	2024	2025/2024
	(In millions)

Gross margin	$529.2	$567.3	$(38.1)
Energy production costs	98.4	93.7	4.7
Transmission and distribution costs	63.3	61.3	2.0
Depreciation and amortization	244.2	221.8	22.4
Utility margin	$935.1	$944.2	$(9.1)

The following table summarizes the operating results for PNM:

	Year Ended December 31,		Change
	2025	2024	2025/2024
	(In millions)
Electric operating revenues	$1,484.3	$1,379.1	$105.2
Cost of energy	549.2	434.9	114.3
Utility margin	935.1	944.2	(9.1)
Operating expenses	458.3	440.4	17.9
Depreciation and amortization	244.2	221.8	22.4
Operating income	232.6	282.0	(49.4)
Other income (deductions)	(2.0)	61.5	(63.5)
Interest charges	(129.5)	(106.0)	(23.5)
Segment earnings before income taxes	101.1	237.5	(136.4)
Income (taxes) benefits	4.4	(29.2)	33.6
Valencia non-controlling interest	(17.9)	(16.0)	(1.9)
Preferred stock dividend requirements	(0.5)	(0.5)	—
Segment earnings	$87.1	$191.7	$(104.6)

The following table shows GWh sales, including the impact of weather, by customer class and average number of customers:

	Year Ended December 31,		Percent Change
	2025	2024	2025/2024
	(Gigawatt hours, except customers)
Residential	3,311.8	3,397.3	(2.5)%
Commercial	3,627.6	3,654.1	(0.7)
Industrial (1)	2,476.3	2,059.2	20.3
Public authority	219.1	215.6	1.6
Economy service (2)	410.7	548.4	(25.1)
Other sales for resale (3)	4,057.8	3,275.3	23.9
	14,103.3	13,149.9	7.3%
Average retail customer (thousands)	556.6	552.6	0.7%
(1)Includes energy provided by PNM for renewable energy resources to match the energy and capacity requirements of the Meta data center. PNM purchases renewable energy which is passed through to Meta under a rate rider. A special service rate is applied to Meta’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources.
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

Operating results – 2025 compared to 2024

The following table summarizes the significant changes to gross margin:

Year Ended December 31, 2025
Change
Gross margin:	(In millions)

Utility margin (see below)	$(9.1)
Depreciation and amortization (see below)	(22.4)
Higher plant maintenance costs at Four Corners and gas fired plants, partially offset by lower costs at PVNGS	(4.2)
Higher employee related, outside services and vegetation management expenses, excluding administrative costs	(3.7)
Other	1.3
Net Change	$(38.1)

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2025
Change
Utility margin:	(In millions)

Retail customer usage/load –Weather normalized retail KWh sales increased 0.1% for residential customers, 1.0% for commercial customers, and 14.3% for industrial customers	$8.0
Weather – Milder weather in 2025	(14.0)
Leap Year - Decrease in revenue due to additional day in 2024	(1.9)
Transmission – Increase in revenues due to higher formula rates partially offset by lower market prices and volumes and an EPE refund in 2024	1.4
Rate relief – Increase in revenue approved in 2025 Rate Change	27.7
Capacity arrangements – Additional energy storage agreements starting in the fourth quarter of 2024 and sales agreements in 2024, partially offset with sales agreement in 2025	(41.4)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	11.1
Net Change	$(9.1)

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2025
Change
Operating expenses:	(In millions)

Higher costs at Four Corners and gas fired plants	$8.5
Higher property taxes associated with increased utility plant in service	5.8
Unrecoverable portion of San Juan Coal Mine reclamation remeasurement related to the capped surface mine liability (Note 16)	(10.4)
Unrecoverable portion of Four Corners Coal Mine reclamation remeasurement related to the capped surface mine liability (Note 16)	0.7
Higher allocated depreciation and amortization expense from Corporate and Other	1.8
Higher employee related, outside services, and vegetation management expenses	3.2
Higher capitalization of administrative and general expenses due to higher construction expenditures	(3.5)
Higher allocated charitable contributions from Corporate and Other related to the 2025 Rate Request	1.5
Higher insurance premiums primarily related to wildfire risk	5.6
Higher costs associated with rate riders included in utility margin	5.1
Other	(0.4)
Net Change	$17.9

Depreciation and amortization:

Increased utility plant in service	$20.0
Amortization related to ETBC I Securitized Costs, offset in utility margin	2.4
Net Change	$22.4

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$7.9
Lower interest income and higher trust expenses related to investment securities in the NDT and coal mine reclamation trust	(2.5)
Lower equity AFUDC	(3.3)
Pension settlement charge (Note 11)	(58.8)
Higher non-service post-retirement benefit costs	(3.1)
Interest related to the 2024 NTEC agreement (Note 16)	(4.3)
Other	0.6
Net Change	$(63.5)

Interest charges:

Higher interest on term loans	$(11.9)
Higher interest related to remarketed PCRBs in June 2024	(1.6)
Higher interest on revolving short-term borrowings	(2.3)
Interest on SUNs	(14.5)
Lower interest on transmission interconnection and security deposit arrangements	5.0
Higher debt AFUDC	1.1
Other	0.7
Net Change	$(23.5)

Year Ended December 31, 2025
Change
Income (taxes):	(In millions)

Lower segment earnings before income taxes	$35.1
Higher amortization of federal excess deferred income taxes	2.2
Impacts of lower equity AFUDC	(0.8)
Lower tax credits	(2.4)
Other	(0.5)
Net Change	$33.6

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,		Change
	2025	2024	2025/2024
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(17.4)	(27.8)	10.4
Depreciation and amortization	37.5	37.2	0.3
Operating income (loss)	(20.1)	(9.4)	(10.7)
Other income (deductions)	(2.2)	(15.4)	13.2
Interest charges	(55.1)	(63.1)	8.0
Segment earnings (loss) before income taxes	(77.5)	(87.9)	10.4
Income (taxes) benefits	17.5	34.8	(17.3)
Segment earnings (loss)	$(60.0)	$(53.1)	$(6.9)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expenses includes an increase of $15.4 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense are offset in operating expenses as a result of allocation of these costs to other business segments.

Operating results – 2025 compared to 2024

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2025
Change
Other income (deductions):	(In millions)

Sale of NMRD equity method investment in 2024	$15.1
Higher charitable contributions allocated to PNM	(2.0)
Other	0.1
Net Change	$13.2

Interest charges:

Issuance of $550.0 million Convertible Notes in 2024	$(14.1)
Issuance of $350.0 million TXNM 2025 Junior Subs	(1.4)
Lower interest on short-term borrowings	2.0
Lower interest on term loans	21.2
Other	0.3
Net Change	$8.0

Year Ended December 31, 2025
Change
Income (taxes) benefits:	(In millions)

Lower segment loss before income taxes	$(2.6)
Investment tax credits related to the sale of NMRD in 2024	(15.7)
Other	1.0
Net Change	$(17.3)
LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning TXNM’s cash flows is summarized as follows:

	Year Ended December 31,		Change
	2025	2024	2025/2024
Net cash flows from:	(In millions)
Operating activities	$584.5	$508.2	$76.3
Investing activities	(1,217.1)	(1,174.4)	(42.7)
Financing activities	642.5	684.4	(41.9)
Net change in cash and cash equivalents	$9.9	$18.1	$(8.3)

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

Major components of TXNM’s cash inflows and (outflows) from investing activities are shown below:

	Year Ended December 31,		Change
	2025	2024	2025/2024
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(163.1)	$(126.4)	$(36.7)
Renewables	—	(0.2)	0.2
Transmission and distribution	(403.0)	(538.8)	135.8
Nuclear fuel	(19.1)	(17.0)	(2.1)
	(585.2)	(682.4)	97.2
TNMP:
Transmission	(251.9)	(161.2)	(90.7)
Distribution	(311.2)	(380.4)	69.2
	(563.1)	(541.6)	(21.5)
Corporate and Other:
Computer hardware and software	(41.0)	(20.7)	(20.3)
General services, building, and other	(6.6)	(2.3)	(4.3)
	$(1,195.9)	$(1,247.0)	$51.1

Other Cash Flows from Investing Activities
Proceeds from sale of plant assets (Note 8)	$—	$2.8	$(2.8)
Proceeds from sales of investment securities	693.3	707.4	(14.1)
Purchases of investment securities	(714.4)	(756.8)	42.4
Proceeds from sale of NMRD	—	116.9	(116.9)
Investments in NMRD	—	(12.6)	12.6
Other, net	(0.1)	14.9	(15.0)
	$(21.2)	$72.6	$(93.8)

Net cash flows from investing activities	$(1,217.1)	$(1,174.4)	$(42.7)

Cash Flow from Financing Activities
The changes in TXNM’s cash flows from financing activities include:

•Short-term borrowings decreased $427.9 million in 2025 compared to an increase of $347.4 million in 2024, resulting in a net decrease in cash flows from financing activities of $775.3 million in 2024
•In 2025, TNMP issued $140.0 million aggregate principal amount of TNMP February 2025 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility, to fund capital expenditures, and for other corporate purposes
•In 2025, TNMP offered to prepay an aggregate $1,505.0 million of outstanding TNMP FMBs as a result of the signing of the Merger Agreement. TNMP drew $1,084.3 million on the TNMP Merger Backstop Term Loan to fund the prepayment of the validly-tendered bonds
•In 2025, TNMP issued the TNMP July 2025 FMBs to institutional investors and used the proceeds to repay the $1,084.3 million drawn under the TNMP Merger Backstop Term Loan
•In 2025, TNMP issued $70.0 million aggregate principal amount of TNMP November 2025 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility, to fund capital expenditures, and for other corporate purposes
•In 2025, PNM entered into the PNM 2025 Term Loan for $195.0 million and used the proceeds to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for other corporate purposes
•In 2025, PNM issued $300.0 million aggregate principal amount of PNM April 2025 SUNs and used the proceeds to repay existing indebtedness, including the $104.0 million of SUNs that were due in May 2025, to fund capital expenditures, and for other corporate purposes
•In 2025, PNM issued $350.0 million aggregate principal amount of PNM July 2025 SUNs and used the proceeds to repay existing indebtedness, including the $250.0 million of SUNs that were due in August 2025, and for other corporate purposes
•In 2025, PNM entered into the PNM November 2025 Term Loan for $120.0 million and used the proceeds to partially repay existing indebtedness due under the PNM 2024 Term Loan
•In 2025, TXNM physically settled all remaining shares under the TXNM 2024 ATM Program by issuing 1.1 million shares of TXNM common stock aggregating net proceeds of $49.6 million that were used to repay borrowings under the TXNM Revolving Credit Facility
•In 2025, TXNM repaid $51.0 million in borrowings under the TXNM 2021 Delayed Draw Term Loan
•In 2025, TXNM sold 8,000,000 shares of TXNM common stock in a private placement transaction aggregating $400.0 million and used the proceeds to make cash equity contributions to TNMP, to repay borrowings under the TXNM Revolving Credit Facility, and for other corporate purposes
•In 2025, TXNM sold 3,615,003 shares of TXNM common stock in a private placement transaction aggregating $200.0 million and used the proceeds to repay an equal amount of the TXNM 2023 Term Loan
•In 2025, TXNM issued 3,542,377 shares of TXNM common stock sold under the TXNM 2025 ATM Program, aggregating net proceeds of $198.0 million that was used to repay borrowings under the TXNM Revolving Credit Facility and for other corporate purposes
•In 2025, TXNM repaid the remaining $210.0 million in borrowings under the TXNM 2023 Term Loan
•In 2025, TXNM issued $350.0 million in TXNM 2025 Junior Subs and used the proceeds to fund the cash equity contribution to PNM of $123.3 million, to repay borrowings under the TXNM Revolving Credit Facility, and for other corporate purposes

Financing Activities
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

On January 21, 2025, PNM entered into the $195.0 million PNM 2025 Term Loan. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate, which was 4.73% at December 31, 2025, and must be repaid on or before July 21, 2026.

On February 14, 2025, TNMP entered into the TNMP February 2025 Bond Purchase Agreement with institutional investors for the sale of $140.0 million aggregate principal amount of its 5.19% TNMP February 2025 Bonds offered in private placement transactions. On February 14, 2025, TNMP issued all $140.0 million of the TNMP February 2025 Bonds, due April 1, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes.

On April 23, 2025, PNM entered into the PNM April 2025 Note Purchase Agreement with institutional investors for the sale and issuance of $300.0 million aggregate principal amount of two series of the PNM April 2025 SUNs, offered in private placement transactions. On April 23, 2025, PNM issued $125.0 million of the PNM April 2025 SUNs at 5.75%, due June 1, 2032, and $175.0 million of the PNM April 2025 SUNs at 6.13%, due June 1, 2037. Proceeds from the PNM April 2025 SUNs were used for the repayment of existing indebtedness, funding of capital expenditures, and other corporate purposes.

On May 16, 2025, TXNM paid the $51.0 million remaining balance due under its TXNM 2021 Delayed Draw Term Loan in accordance with its terms.

In May 2024, TXNM entered into the TXNM 2024 ATM Program pursuant to which TXNM may sell, from time to time, up to an aggregate amount of $100.0 million of its common stock. In August 2024, subsequent to approval by shareholders to increase TXNM’s authorized shares, the Company increased the aggregate sales amount from $100.0 million to $300.0 million of its common stock, no par value, that may be sold under the TXNM 2024 ATM Program. Throughout 2024, TXNM entered into forward sale agreements with forward purchasers, for the sale of 3,563,592 shares of TXNM common stock. TXNM did not receive any proceeds upon the execution of this agreement and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreement on or before a date that is 12 months from the agreement effective dates. On December 30, 2024, TXNM physically settled forward purchases under the TXNM 2024 ATM Program for 2,458,951 shares, receiving $98.6 million in cash proceeds, and used those proceeds to repay borrowings under the TXNM Revolving Credit Facility. On May 27, 2025, TXNM physically settled all remaining shares under the TXNM 2024 ATM Program by issuing 1,104,641 shares, receiving $49.6 million in cash proceeds, and used those proceeds to repay borrowings under the TXNM Revolving Credit Facility. Following this settlement, no additional shares of TXNM’s common stock remain subject to future settlement under the TXNM 2024 ATM Program.

On May 18, 2025, the execution of the Merger Agreement constituted a “Change of Control” under certain TXNM and TNMP debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements. On December 19, 2025, in connection with exercising the available extension options (see Note 7), TXNM and TNMP entered into additional amendments in connection with the TXNM Revolving Credit Facility and the TNMP Revolving Credit Facility to amend the definition of Change of Control to not include the closing of the Merger. The definitions of Change of Control under the PNM debt agreements and PNM note purchase agreements will not be triggered by the closing of the Merger.

On May 18, 2025, TXNM entered into the May 2025 Stock Purchase Agreement, whereby TXNM sold, in a private placement transaction, 8,000,000 shares of TXNM common stock for a purchase price of $50.00 per share (aggregating $400.0 million). The consummation of the May 2025 Stock Purchase Agreement occurred on June 2, 2025. TXNM used the proceeds to make cash equity contributions to TNMP, to repay borrowings under the TXNM Revolving Credit Facility, and for general corporate purposes.

To ensure sufficient liquidity pending the Lender Consents (Note 7), on May 18, 2025, TXNM entered into the $910.0 million 364-day TXNM Merger Backstop Revolving Facility to provide liquidity in the event TXNM was unable to obtain the Lender Consents. On May 19, 2025, TXNM borrowed approximately $4 million under the TXNM Merger Backstop Revolving Facility and subsequently repaid the entire balance by May 21, 2025. The TXNM Merger Backstop Revolving Facility expired according to its terms as TXNM did not make any additional borrowings thereunder by the commitment termination date of May 23, 2025, and TXNM was able to obtain the necessary Lender Consents.

On May 18, 2025, concurrent with the execution of the TXNM Merger Backstop Revolving Facility, TNMP entered into the $1,505.0 million, 364-day TNMP Merger Backstop Term Loan to provide liquidity to repurchase TNMP’s FMBs that were tendered for prepayment pursuant to the Offer (defined below). Borrowings under the TNMP Merger Backstop Term

Loan were short-term in nature and bore interest at a variable rate. As discussed below, on July 21, 2025, TNMP issued the TNMP July 2025 FMBs and used the proceeds to repay the outstanding principal balance under the TNMP Merger Backstop Term Loan on July 22, 2025, terminating that agreement.

The documents governing an aggregate $1,505.0 million of TNMP’s outstanding FMBs (“TNMP FMBs”) obligated TNMP to offer (the “Offer”), within 30 business days following the signing of the Merger Agreement, to prepay all outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. On June 14, 2025, the Offer expired and $1,084.3 million in aggregate principal amount of the bonds were validly tendered. On June 24, 2025, holders whose bonds were validly tendered and accepted for purchase received 100% of the aggregate principal amount of bonds prepaid plus accrued and unpaid interest using funds drawn under the TNMP Merger Backstop Term Loan. On November 6, 2025, TNMP entered into an agreement and supplemental indenture to amend the documents governing $417.7 million of TNMP FMBs. The supplemental indenture amends the requirement for TNMP to provide certain financial reports and amends the definition of change of control such that TNMP will no longer be required to make an offer to prepay the aggregate $417.7 million TNMP FMBs upon closing of the Merger.

The documents governing an aggregate $3.0 million of TNMP FMBs still require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay all those $3.0 million remaining outstanding TNMP FMBs at par. TNMP will make such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay.

The information in this Form 10-K is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. Similar to the offer to prepay made after signing the Merger Agreement, the post-Merger closing offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which will set forth the terms and conditions of the offer to prepay.

On June 24, 2025, TXNM entered into the June 2025 Stock Purchase Agreement whereby TXNM sold, and the purchasers named therein agreed to purchase 3,615,003 shares of TXNM common stock for a purchase price of $55.325 per share (for an aggregate amount of approximately $200 million). The closing of the issuance occurred on June 27, 2025. TXNM used the proceeds to repay an equal amount due under the TXNM 2023 Term Loan. TXNM granted the purchasers customary registration rights with respect to the shares, pursuant to which TXNM was required to register such shares for resale with the SEC. On August 8, 2025, TXNM registered the shares for resale.

On July 21, 2025, TNMP entered into the TNMP July 2025 Bond Purchase Agreement with institutional investors for the sale of $1,084.3 million aggregate principal amount of six series of TNMP July 2025 FMBs offered in private placement transactions. On July 21, 2025, TNMP issued all $1,084.3 million of the TNMP July 2025 FMBs and the proceeds were used to repay borrowings under the TNMP Merger Backstop Term Loan. See Note 7 for the terms of the TNMP July 2025 FMBs.

On July 31, 2025, PNM entered into the PNM July 2025 Note Purchase Agreement with institutional investors for the sale and issuance of $350.0 million aggregate principal amount of two series of the PNM July 2025 SUNs offered in private placement transactions. On July 31, 2025, PNM issued $200.0 million of the PNM July 2025 SUNs at 5.47%, due July 31, 2031, and $150.0 million at 6.03%, due July 31, 2036. PNM used the proceeds from the PNM July 2025 SUNs to repay the PNM $250.0 million SUNs and for other corporate purposes.

On August 15, 2025, TXNM entered into a distribution agreement (the “Distribution Agreement”) pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents (the “TXNM 2025 ATM Program”). Sales of the shares made pursuant to the Distribution Agreement, if any, may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. TXNM did not initially receive any proceeds upon the execution of this agreement. Beginning on August 15, 2025, TXNM, pursuant to the TXNM 2025 ATM Program, sold an aggregate of 3,542,377 shares of TXNM common stock under the Distribution Agreement for net cash proceeds of $198.0 million. TXNM used the proceeds to repay borrowings under the TXNM Revolving Credit Facility and for other corporate purposes.

On August 29, 2025, TXNM paid the $210.0 million remaining balance due under its TXNM 2023 Term Loan in accordance with its terms, which terminated the agreement.

On November 10, 2025, PNM entered into the $120.0 million PNM November 2025 Term Loan. PNM used the proceeds of the PNM November 2025 Term Loan to repay a portion of the borrowings outstanding under the PNM 2024 Term Loan. The PNM November 2025 Term Loan bears interest at a variable rate, which was 4.67% at December 31, 2025, and must be repaid on or before May 10, 2027.

On November 18, 2025, TNMP entered into the TNMP November 2025 Bond Purchase Agreement with institutional investors for the sale of $70.0 million aggregate principal amount of its 4.69% TNMP November 2025 FMBs offered in private placement transactions. On December 18, 2025, TNMP issued all $70.0 million TNMP November 2025 FMBs at a 4.69%

interest rate, due December 18, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes.

On December 10, 2025, TXNM issued $350.0 million aggregate principal amount of its TXNM 2025 Junior Subs. The TXNM 2025 Junior Subs rank equally in right of payment to the $550.0 million 5.75% Convertible Notes. The TXNM 2025 Junior Subs bear interest at a rate of 7.000% per year, payable semi-annually in arrears on January 31 and July 31 (subject to TXNM’s right to defer interest payments) and mature on July 31, 2056, unless earlier redeemed in accordance with their terms. Proceeds from the TXNM 2025 Junior Subs were used to fund the cash equity contribution to PNM of $123.3 million, to repay borrowings under the TXNM Revolving Credit Facility, and for other corporate purposes. See Note 7 for details related to the interest rate reset and redemption options.

Capital Requirements
TXNM’s total capital requirements consist of construction expenditures, cash dividend requirements for TXNM common stock and PNM preferred stock.
Key activities in TXNM’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements for 2026-2030 are:

	2026	2027-2030	Total
	(In millions)
Construction expenditures	$1,566.9	$8,647.9	$10,214.8
Dividends on TXNM common stock	184.1	736.3	920.4
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,751.5	$9,386.3	$11,137.8

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments included in PNM’s Grid Modernization Plan and TNMP’s SRP. These investments provide for a more resilient, reliable, efficient, and decarbonized electric system. Construction expenditures included in the table above may change due to incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of TXNM to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to TXNM. See Note 6 for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the year ended December 31, 2025, TXNM met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $3.6 million and $3.7 million in scheduled principal payments due for the ETBC I Securitized Bonds in February and August 2026. PNM also has $195.0 million under the PNM 2025 Term Loan due in July 2026 and $100.3 million of 0.875% PCRBs with a mandatory tender date of October 1, 2026. See Note 7 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

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

Interest on long-term debt, excluding ETBC I Securitized Bonds

Interest accrues on long-term debt agreements, at fixed rates, with the passage of time, and is typically paid semi-annually in accordance with the terms of the debt agreement. Provided that these long-term debt agreements are not prepaid or refinanced before their expected maturities, payments of interest are expected to total $238.1 million in 2026, $469.6 million in 2027 and 2028, $433.4 million in 2029 and 2030, and $2.4 billion in 2031 and thereafter.

Scheduled payments on ETBC I Securitized Bonds

The ETBC I Securitized Bonds are subject to fixed, scheduled, principal and interest payment arrangements that are paid semi-annually in accordance with the terms of the agreement and are funded by the energy transition charge billed to customers. See Note 16. Principal payments are expected to total $7.3 million for 2026, $15.9 million for 2027 and 2028, $17.8 million for 2029 and 2030, and $292.8 million for 2031 and thereafter. Interest payments are expected to total $19.4 million for 2026, $37.5 million for 2027 and 2028, $35.6 million for 2029 and 2030, and $187.4 million for 2031 and thereafter.

Transmission service arrangements

PNM owns transmission lines that are interconnected with other utilities in Arizona and Texas. PNM has executed long-term contracts with these other utilities to receive service for the transmission of energy owned by PNM utilizing the third-party transmission facilities. PNM generally receives transmission services, which are regulated by FERC, from a third-party through the other utilities’ OATT or a specific contract. PNM has reserved firm capacity on a long-term basis and is committed under the terms of the contracts. These contracted obligations total $17.3 million in 2026, $16.5 million in 2027, $11.4 million in 2028 and, $3.7 million in 2029.

Technology outsourcing

The Company has other technology services under long-term contracts. The obligations under these contracts total $8.2 million for 2026 and $15.6 million for 2027 and 2028.

Liquidity
TXNM’s liquidity arrangements include the $300.0 million TXNM Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $300.0 million TNMP Revolving Credit Facility. Each of these facilities had an original maturity date of March 30, 2029, and contained two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. On December 19, 2025, TNMP amended the TNMP Revolving Credit Facility to increase the capacity from $200.0 million to $300.0 million, secured by $300.0 million aggregate principal amount of TNMP first mortgage bonds and exercised the first of two one-year extension options, extending the maturities for each of the facilities to March 29, 2030. One lender in each of the revolving credit facilities failed to agree to the extension and as a result, effective March 30, 2029, the TXNM Revolving Credit Facility capacity will adjust to $265.4 million, the PNM Revolving Credit Facility capacity will adjust to $354.1 million, and the TNMP Revolving Credit Facility capacity will adjust to $277.0 million. PNM also has the $40.0 million PNM New Mexico Credit Facility. On July 25, 2025, PNM amended its PNM New Mexico Credit Facility to, among other things, extend the maturity from May 20, 2026 to May 31, 2030. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities, including the PNM New Mexico Credit Facility, are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

	Three Months Ended		Year Ended December 31
	December 31, 2025		2025		2024
Range of Borrowings	Low	High	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$105.6	$246.8	$—	$325.2	$—	$323.8
PNM New Mexico Credit Facility	40.0	40.0	20.0	40.0	—	40.0
TNMP Revolving Credit Facility	—	45.0	—	200.0	11.2	158.3
TXNM Revolving Credit Facility	—	216.1	—	258.0	31.1	234.7

At December 31, 2025, the weighted average interest rates were 5.04% for the PNM Revolving Credit Facility, 5.08% for the PNM New Mexico Credit Facility, and 5.16% for the TXNM Revolving Credit Facility. There were no borrowings outstanding under the TNMP Revolving Credit Facility at December 31, 2025.
The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 7. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2026 – 2030 period. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. Market conditions, such as rising interest rates, may raise the cost of borrowing under the Company’s current and future liquidity arrangements or other variable debt. In addition, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.
    Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s senior debt are investment grade. As of December 31, 2025, Moody’s and S&P’s outlook is stable for all entities. In its May 2025 credit opinion, S&P commented that they view the proposed Merger as credit supportive. In its June 2025 credit opinion, Moody’s commented that the announced terms of the proposed Merger are not expected to adversely affect the ratings or outlooks of TXNM or its two utility subsidiaries. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.
As of February 13, 2026, ratings on the Company’s securities were as follows:

	TXNM	PNM	TNMP
S&P
Issuer rating	BBB	BBB	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB-	BBB	*
Junior subordinated debt	BB+	*	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	Baa1
Senior secured debt	*	*	A2
Senior unsecured debt	Baa3	Baa2	*
Junior subordinated debt	Ba1	*	*
* Not applicable

A summary of liquidity arrangements as of February 13, 2026, is as follows:

	PNM	TNMP	TXNM Separate	TXNM Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$300.0	$300.0	$1,000.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	$440.0	$300.0	$300.0	$1,040.0
Amounts outstanding as of February 13, 2026:
Revolving Credit Facility	$209.1	$49.7	$56.5	$315.3
PNM New Mexico Credit Facility	40.0	—	—	40.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	249.1	49.7	59.6	358.4
Remaining availability as of February 13, 2026	$190.9	$250.3	$240.4	$681.6
Invested cash as of February 13, 2026	$—	$1.0	$—	$1.0
In addition to the above, TXNM has $19.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of February 13, 2026, neither PNM nor TNMP had any intercompany borrowings outstanding from TXNM. As of February 13, 2026, PNMR Development had $16.0 million in intercompany borrowings outstanding from TXNM. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

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

	December 31,
TXNM	2025	2024
TXNM common equity	38.5%	33.9%
Preferred stock of subsidiary	0.2	0.2
Long-term debt [1]	61.3	65.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	45.5%	46.4%
Preferred stock	0.2	0.2
Long-term debt	54.3	53.4
Total capitalization	100.0%	100.0%
TNMP
Common equity	51.0%	48.3%
Long-term debt	49.0	51.7
Total capitalization	100.0%	100.0%
1 TXNM’s long-term debt as of December 31, 2025, includes Convertible Notes (Note 7), which receive 50% equity credit from ratings organizations.

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background

For the past several years, management has identified multiple risks and opportunities related to climate change, including the impacts of severe weather events, potential environmental regulation, technological innovation, and availability of fuel and water for operations, as among the most significant risks facing the Company. Accordingly, these risks are overseen by the Board in order to facilitate more integrated risk and strategy oversight and planning. Board oversight includes understanding the various challenges and opportunities presented by these risks, including the financial consequences that might result from enacted and potential federal and/or state regulation of GHG; plans to mitigate these risks; and the impact these risks may have on the Company’s strategy. In addition, the Board approves certain procurements of grid modernization technologies and replacement resources.

Management is also responsible for assessing significant risks, developing and executing appropriate responses, and reporting to the Board on the status of risk activities. For example, management periodically updates the Board on the implementation of corporate environmental policy, and the Company’s environmental management systems, including the promotion of energy efficiency programs, and the use of renewable resources.  The Board is also informed of the Company’s practices and procedures to assess the impact of operations on the environment. The Board considers issues associated with climate change, the Company’s GHG exposures, and the financial consequences that might result from enacted and potential federal and/or state regulation of GHG. Management has published, with Board oversight, a Climate Change Report available at https://www.txnmenergy.com/sustainability/environment/climate_change_report that details the Company’s efforts to transition to a carbon-free generating portfolio.

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

As of December 31, 2025, approximately 25% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

PNM has several programs underway to reduce or offset GHG emissions from its generation resource portfolio, thereby reducing its exposure to climate change regulation. The shutdown of SJGS resulted in a reduction of GHG emissions for the entire station allowing PNM to attain GHG emissions reductions goals set forth by the ETA, discussed below.
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of December 31, 2025, have a total net generation capacity of 3,244 MW. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resource plans have a generation capacity of 1,453 MW. This includes approximately 285 MW of capacity under the Community Solar Act which will provide customers an additional option of accessing solar energy. PNM will continue to seek approval to procure renewable resources as needed to meet forecasted peak load requirements to serve its customers and New Mexico’s RPS and carbon-free resource requirements, while balancing the impact to customers’ electricity costs. See additional discussion of these resources in Notes 16 and 17.

PNM also has a customer distributed solar generation program that represented 334.1 MW at December 31, 2025. PNM’s distributed solar programs will generate an estimated 668.2 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs were an estimated 9,005 GWh of electricity through 2025. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 12,900 GWh of electricity savings, which will avoid approximately 220,000 tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

In 2024, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule and finalized the rules on May 9, 2024. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either Carbon Capture Storage (“CCS”) (long-term), natural gas co-firing (medium-term), or exempt from the rule via early retirement. The standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups, and some power companies and labor unions have filed challenges to the rule at the DC Circuit. The DC Circuit heard oral arguments on December 6, 2024.

On January 20, 2025, President Trump signed an executive order entitled “Unleashing American Energy” directing all agencies, including EPA, to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. The order also disbands the Interagency Working Group on the Social Cost of Greenhouse Gases (“IWG”), eliminates the “social cost of carbon” from consideration in any Federal permitting or regulatory decision, and expressly directs EPA to submit joint recommendations on the legality and continuing applicability of the 2009 endangerment finding for greenhouse gases that currently provides the legal basis for EPA to regulate greenhouse gases under the CAA. On March 12, 2025, EPA announced it will formally reconsider the 2009 endangerment finding in collaboration with the Office of Management and Budget and other relevant agencies. On June 17, 2025, EPA published a proposed rule in the Federal Register with two alternatives to repeal or revise the GHG emission standards for EGUs. EPA primarily proposes to find that GHG emissions from fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of CAA Section 111, which would preclude EPA from regulating GHG emissions from those plants. As a result, EPA is proposing to repeal all GHG standards for the power sector promulgated under CAA Section 111 in both 2015 and 2024. EPA also proposed in the alternative to find that CCS is not adequately demonstrated, and that neither CCS nor gas co-firing are the best system of emission reduction for GHG emissions from power plants, which findings also support repeal of those specific requirements from the rules adopted in 2024. Comments were due by September 15, 2025, and EPA intends to finalize the proposed rule in the first quarter of 2026.

On August 1, 2025, EPA published a proposal to rescind its 2009 final rule commonly known as the Endangerment Finding. In the Endangerment Finding, EPA found that current and projected atmospheric concentrations of the well-mixed combination of six GHGs threaten public health and welfare, and that the combined emissions of these GHGs from new motor vehicles and engines contribute to the GHG pollution that threatens public health and welfare. This provided the basis for EPA’s subsequent GHG regulations applicable to stationary sources. Comments were due September 15, 2025. On January 7, 2026, EPA sent the proposed rule rescinding the 2009 Endangerment Finding to OMB. On February 12, 2026, the final rule was finalized as proposed, repealing all GHG emission standards for certain vehicles and engines promulgated on the basis of the Endangerment Finding. While the Endangerment Finding did not directly impose any requirements on EGUs, EPA has cited the Endangerment Finding as a basis for its authority to regulate GHG emissions from EGUs under CAA Section 111.

Federal Legislation

In July 2025, President Trump signed the OBBBA, significantly altering the landscape of climate action and clean energy initiatives in the United States. The legislation revises and, in some cases, phases out tax credits established under the IRA and includes restrictions on the availability of credits for “foreign entities of concern,” as such term is used in the OBBBA. Given the control of both houses of Congress by the Republican Party, no additional Federal legislation on climate change is expected during this Congress.

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

The State of California has enacted comprehensive climate-related disclosure laws that will require large entities doing business in the state to measure and disclose Scope 1 and Scope 2 GHG emissions beginning in 2026, Scope 3 GHG emissions beginning in 2027, and to publish biennial reports detailing climate-related financial risk beginning in January 2026. The State of California released proposed regulations in December 2025 with comments due in January 2026. The Company is closely monitoring developments to determine if any TXNM entity would be required to make disclosures under California law and the nature of any such required disclosures.

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

PNM has calculated GHG reductions that would result from scenarios that capture PNM’s retirement of its share of the SJGS in 2022 and assume exiting Four Corners in 2031 and PNM has set a goal to have a 100% carbon-free generating portfolio by 2040. Achieving our goal of carbon-free by 2040 is dependent on balancing reliability, cost-considerations, and maturity of emerging technologies. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% carbon-free produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S. INDC of 50% to 52% carbon emissions reduction by 2030. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022. See Note 17.

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

The Company continually evaluates the probability that regulatory assets and liabilities will impact future rates and make various assumptions in those analyses. The expectations of future rate impacts are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities. If future recovery or refund ceases to be probable, the Company would be required to write-off the portion that is not recoverable or refundable in current period earnings.

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

Goodwill is evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. Impairment testing may be performed based on either a qualitative analysis or quantitative analysis. Note 19 contains information on the impairment testing performed by the Company on goodwill. For 2025, the Company utilized a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2025. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.

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

Based on the analysis performed for the PNM and TNMP reporting units in 2025, the Company concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than their carrying value and determined that there was no impairment of goodwill. Although the Company believes all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill is not impaired, significant changes in any one of the assumptions could produce a significantly different result potentially leading to the recording of an impairment that could have significant impacts on the results of operations and financial position of the Company.

Decommissioning and Reclamation Costs

PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Decommissioning costs are based on site-specific estimates, which are updated periodically and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. Changes in these estimates could significantly impact TXNM’s and PNM’s financial position, results of operations, and cash flows. Nuclear decommissioning costs are based on estimates of the costs for removing all radioactive and other structures at PVNGS. AROs, including nuclear decommissioning costs, are discussed in Note 15. Nuclear decommissioning costs represent approximately 76% of PNM’s ARO liability. A 10% increase in the estimates of future decommissioning costs at current price levels would have increased the ARO liability by $15.0 million at December 31, 2025. PNM recognizes an expense and a corresponding liability for ultimate decommissioning of PVNGS. See Note 17 for information concerning NMPRC’s order to address the recovery of decommissioning costs in a future proceeding.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners and former owners are required to reimburse the mining companies for the cost of contemporaneous reclamation, as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on periodic site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions, including estimates of future reclamation costs at current price levels, inflation rates, and discount rates. A 10% increase in the estimates of future reclamation costs at current price levels would have increased the mine reclamation liability by $18.4 million at December 31, 2025. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. See Note 16 for discussion of reclamation costs.

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

Commodity Risk

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 9, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets. During the years ended December 31, 2025 and 2024, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts that meet the definition of a derivative, are recorded at fair value on the Consolidated Balance Sheets. During the years ended December 31, 2025 and 2024, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and zero and $5.7 million of fair value gains have been recorded as a regulatory asset. All of the fair values were determined based on prices provided by external sources other than actively quoted market prices.

PNM may be exposed to changes in the market prices of electricity and natural gas for the positions in its wholesale portfolio not covered by the FPPAC. The Company manages risks associated with market fluctuations by utilizing various commodity instruments that may qualify as derivatives, including futures, forwards, options, and swaps. PNM uses such instruments to hedge its exposure to changes in the market prices of electricity and natural gas. PNM also uses such instruments under an NMPRC approved hedging plan from time-to-time, to manage fuel and purchased power costs related to customers covered by its FPPAC.

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

Schedule of Credit Risk Exposure
December 31, 2025

Rating (1)	Credit Risk Exposure (2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$1,132	2	$650
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	596	—	—
Non-investment grade	—	—	—
Total	$1,728		$650
(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At December 31, 2025, TXNM held zero of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of December 31, 2025, was $0.4 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP’s long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. TXNM’s debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity and hedging arrangements and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities and term loans are based on SOFR.

At February 13, 2026, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
TXNM Revolving Credit Facility	5.16%	$56,500	$300,000
PNM Revolving Credit Facility	4.91	209,100	400,000
PNM New Mexico Credit Facility	5.02	40,000	40,000
TNMP Revolving Credit Facility	4.54	49,700	300,000
		$355,300	$1,040,000
Long-term Debt:
PNM 2025 Term Loan	4.67	195,000
PNM November 2025 Term Loan	4.56	120,000
		$315,000

The investments held by PNM in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits had an estimated fair value of $876.9 million at December 31, 2025, of which 16.4% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2025, the decrease in the fair value of the fixed-rate securities would be 5.7%, or $8.2 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $45.1 million at December 31, 2025, of which 29.0% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2025, the decrease in the fair value of the fixed-rate securities would be 5.6%, or $0.7 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation and trusts established for PNM’s and TNMP’s pension and post-employment benefits plans include certain equity securities at December 31, 2025. These equity securities expose PNM and TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 69.9% and 55.3% of the securities held by the various PNM and TNMP trusts as of December 31, 2025. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $61.3 million for PNM and $2.5 million for TNMP.

Alternatives Investment Risk

As of December 31, 2025, PNM and TNMP had 9.7% and 15.7% of its pension assets invested in the alternative asset class. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are limited partner structures that are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The general partner oversees the selection and monitoring of the underlying managers. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. The Company’s Corporate Investment Committee, assisted by its investment consultants, monitors the performance of the funds and general partner’s investments process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair values. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $8.5 million for PNM and $0.7 million for TNMP.

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
Management assessed the effectiveness of TXNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TXNM’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

/s/ Joseph D. Tarry
Joseph D. Tarry,
President and Chief Executive Officer

/s/ Henry E. Monroy
Henry E. Monroy,
Senior Vice President and Chief Financial Officer

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Public Service Company of New Mexico and subsidiaries (“PNM”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2025.

/s/ Joseph D. Tarry
Joseph D. Tarry,
President and Chief Executive Officer

/s/ Henry E. Monroy
Henry E. Monroy,
Senior Vice President and Chief Financial Officer

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Texas-New Mexico Power Company and subsidiaries (“TNMP”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2025.

/s/ Joseph D. Tarry
Joseph D. Tarry,
Chief Executive Officer

/s/ Henry E. Monroy
Henry E. Monroy,
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
TXNM Energy, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of TXNM Energy, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule I - Condensed Financial Information of Parent Company and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Boston, Massachusetts
February 27, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Public Service Company of New Mexico:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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
Boston, Massachusetts
February 27, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Texas‑New Mexico Power Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, changes in common stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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
Boston, Massachusetts
February 27, 2026

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)

Electric Operating Revenues	$2,165,606	$1,971,199	$1,939,198
Operating Expenses:
Cost of energy	716,005	583,984	802,261
Administrative and general	274,453	247,116	227,900
Energy production costs	98,371	93,748	91,610
Regulatory disallowances	(731)	8,980	71,923
Depreciation and amortization	425,641	384,925	319,503
Transmission and distribution costs	100,794	98,380	98,721
Taxes other than income taxes	109,894	100,580	95,940
Total operating expenses	1,724,427	1,517,713	1,707,858
Operating income	441,179	453,486	231,340
Other Income and Deductions:
Interest income	20,065	23,537	21,963
Gains on investment securities	34,750	26,851	19,246
Other income	29,087	28,621	24,204
Other (deductions)	(73,546)	(24,189)	(15,869)
Net other income and (deductions)	10,356	54,820	49,544
Interest Charges	271,522	228,066	190,355
Earnings before Income Taxes	180,013	280,240	90,529
Income Taxes (Benefits)	10,187	21,518	(16,350)
Net Earnings	169,826	258,722	106,879
(Earnings) Attributable to Valencia Non-controlling Interest	(17,936)	(16,040)	(18,533)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings Attributable to TXNM	$151,362	$242,154	$87,818
Net Earnings Attributable to TXNM per Common Share:
Basic	$1.49	$2.67	$1.02
Diluted	$1.48	$2.67	$1.02
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net Earnings	$169,826	$258,722	$106,879
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase (decrease) in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(201), $225, and $(2,928)	590	(660)	8,601
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $199, $3,330, and $1,828	(586)	(9,778)	(5,371)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $(701), $815, and $(353)	2,059	(2,395)	1,036
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(16,323), $(1,236), and $(1,212)	47,942	3,630	3,564
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $379, $3,876, and $3,933	(1,113)	(11,384)	(11,550)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0, $(2,629), and $(2,359)	—	7,719	6,928
Total Other Comprehensive Income (Loss)	48,892	(12,868)	3,208
Comprehensive Income	218,718	245,854	110,087
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(17,936)	(16,040)	(18,533)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income Attributable to TXNM	$200,254	$229,286	$91,026
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$169,826	$258,722	$106,879
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	483,378	423,010	353,692
Deferred income tax expense (benefit)	8,475	43,050	(13,509)
(Gain) on sale of NMRD	—	(4,449)	—
Pension settlement charge	58,768	—	—
(Gains) losses on investment securities	(34,750)	(26,851)	(19,246)
Stock based compensation expense	8,719	9,480	7,190
Regulatory disallowances	(731)	8,980	71,923
Allowance for equity funds used during construction	(18,598)	(17,887)	(14,978)
Other, net	2,957	4,165	804
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(25,042)	(13,349)	53,229
Materials, supplies, and fuel stock	(14,455)	(33,804)	(31,301)
Other current assets	(12,431)	31,967	(52,225)
Other assets	(50,677)	(83,541)	(25,820)
Accounts payable	18,309	10,021	(33,536)
Accrued interest and taxes	18,621	5,114	17,526
Other current liabilities	(17,697)	(106,374)	125,580
Other liabilities	(10,183)	(94)	4,963
Net cash flows from operating activities	584,489	508,160	551,171
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(1,195,922)	(1,247,041)	(1,075,812)
Proceeds from sale of plant assets (Note 8)	—	2,840	32,654
Proceeds from sales of investment securities	693,278	707,338	574,199
Purchases of investment securities	(714,393)	(756,805)	(593,241)
Proceeds from sale of NMRD	—	116,936	—
Investments in NMRD	—	(12,550)	(26,250)
Other, net	(109)	14,910	44
Net cash flows used in investing activities	(1,217,146)	(1,174,372)	(1,088,406)
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$2,499,800	$2,892,200	$2,358,900
Revolving credit facilities repayments	(2,927,700)	(2,544,800)	(2,329,000)
Long-term borrowings	3,693,600	1,233,000	1,358,096
Repayment of long-term debt	(3,190,507)	(819,529)	(910,000)
Issuance of common stock	842,739	98,601	198,177
Awards of common stock	(11,972)	(8,460)	(9,646)
Dividends paid	(163,373)	(140,339)	(126,705)
Valencia’s transactions with its owner	(20,848)	(19,098)	(21,569)
Transmission interconnection and security deposit arrangements	57,400	92,272	49,807
Refunds paid under transmission interconnection and security deposit arrangements	(111,779)	(79,011)	(21,124)
Debt issuance costs and other, net	(24,835)	(20,482)	(9,836)
Net cash flows from financing activities	642,525	684,354	537,100

Change in Cash, Cash Equivalents, and Restricted Cash	9,868	18,142	(135)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	22,085	3,943	4,078
Cash, Cash Equivalents, and Restricted Cash at End of Year	$31,953	$22,085	$3,943

Restricted Cash Included in Other Current Assets and Other Deferred Charges on Consolidated Balance Sheets:
At beginning of period	$17,587	$1,728	$—
At end of period	$13,697	$17,587	$1,728

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$234,160	$207,972	$155,273
Income taxes paid (refunded), net	$2,350	$(998)	$1,505

Supplemental schedule of noncash investing and financing activities:
(Increase) decrease in accrued plant additions	$(20,285)	$10,728	$(23,002)
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$18,256	$4,498
Accounts receivable, net of allowance for credit losses of $1,394 and $1,398	151,804	130,351
Unbilled revenues	68,214	69,176
Other receivables	53,875	37,236
Materials, supplies, and fuel stock	181,316	166,861
Regulatory assets	41,785	41,492
Prepaid assets	28,946	25,452
Income taxes receivable	8,322	7,684
Other current assets	12,144	16,086
Total current assets	564,662	498,836
Other Property and Investments:
Investment securities	505,655	475,524
Other investments	302	259
Non-utility property, including financing leases	40,729	28,832
Total other property and investments	546,686	504,615
Utility Plant:
Plant in service and plant held for future use	11,592,121	10,697,774
Less accumulated depreciation and amortization	3,010,588	2,829,296
	8,581,533	7,868,478
Construction work in progress	653,206	495,976
Nuclear fuel, net of accumulated amortization of $27,953 and $28,245	76,696	72,554
Net utility plant	9,311,435	8,437,008
Deferred Charges and Other Assets:
Regulatory assets	939,249	962,003
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	108,517	272,894
Other deferred charges	310,439	258,080
Total deferred charges and other assets	1,636,502	1,771,274
	$12,059,285	$11,211,733
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$181,400	$609,300
Current installments of long-term debt (includes $7,303 and $6,907 related to ETBC I)	302,538	611,603
Accounts payable	243,062	204,468
Customer deposits	6,893	6,533
Accrued interest and taxes	124,014	104,756
Regulatory liabilities	11,022	34,173
Operating lease liabilities	8,969	14,293
Dividends declared	46,151	36,889
Transmission interconnection arrangement liabilities	15,878	68,085
Other current liabilities	77,610	84,998
Total current liabilities	1,017,537	1,775,098
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $324,531 and $331,726 related to ETBC I)	5,116,026	4,311,765
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	961,230	899,392
Regulatory liabilities	757,319	748,738
Asset retirement obligations	255,097	244,618
Accrued pension liability and postretirement benefit cost	6,736	23,065
Operating lease liabilities	96,735	255,376
Other deferred credits	389,070	358,867
Total deferred credits and other liabilities	2,466,187	2,530,056
Total liabilities	8,599,750	8,616,919
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
TXNM common stockholders’ equity:
Common stock (no par value; 200,000,000 shares authorized; issued and outstanding 108,921,356 and 92,659,335 shares)	2,563,930	1,724,444
Accumulated other comprehensive income (loss), net of income taxes	(26,816)	(75,708)
Retained earnings	866,904	887,649
Total TXNM common stockholders’ equity	3,404,018	2,536,385
Non-controlling interest in Valencia	43,988	46,900
Total equity	3,448,006	2,583,285
	$12,059,285	$11,211,733

The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to TXNM				Non- controlling Interest in Valencia
				Total TXNM Common Stockholder’s Equity
	Common Stock	AOCI	Retained Earnings			Total Equity
	(In thousands)
Balance at December 31, 2022	$1,429,102	$(66,048)	$828,878	$2,191,932	$52,994	$2,244,926
Net earnings before subsidiary preferred stock dividends	—	—	88,346	88,346	18,533	106,879
Total other comprehensive income	—	3,208	—	3,208	—	3,208
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(129,586)	(129,586)	—	(129,586)
Awards of common stock	(9,646)	—	—	(9,646)	—	(9,646)
Issuance of common stock	198,177			198,177		198,177
Stock based compensation expense	7,190	—	—	7,190	—	7,190
Valencia’s transactions with its owner	—	—	—	—	(21,569)	(21,569)
Balance at December 31, 2023	1,624,823	(62,840)	787,110	2,349,093	49,958	2,399,051
Net earnings before subsidiary preferred stock dividends	—	—	242,682	242,682	16,040	258,722
Total other comprehensive income (loss)	—	(12,868)	—	(12,868)	—	(12,868)
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(141,615)	(141,615)	—	(141,615)
Awards of common stock	(8,460)	—	—	(8,460)	—	(8,460)
Issuance of common stock	98,601	—	—	98,601	—	98,601
Stock based compensation expense	9,480	—	—	9,480	—	9,480
Valencia’s transactions with its owner	—	—	—	—	(19,098)	(19,098)
Balance at December 31, 2024	1,724,444	(75,708)	887,649	2,536,385	46,900	2,583,285
Net earnings before subsidiary preferred stock dividends	—	—	151,890	151,890	17,936	169,826
Total other comprehensive income	—	48,892	—	48,892	—	48,892
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(172,107)	(172,107)	—	(172,107)
Awards of common stock	(11,972)	—	—	(11,972)	—	(11,972)
Issuance of common stock	842,739	—	—	842,739	—	842,739
Stock based compensation expense	8,719	—	—	8,719	—	8,719
Valencia’s transactions with its owner	—	—	—	—	(20,848)	(20,848)
Balance at December 31, 2025	$2,563,930	$(26,816)	$866,904	$3,404,018	$43,988	$3,448,006
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)

Electric Operating Revenues	$1,484,290	$1,379,088	$1,403,948
Operating Expenses:
Cost of energy	549,156	434,918	663,614
Administrative and general	240,852	226,560	206,650
Energy production costs	98,371	93,748	91,610
Regulatory disallowances	(731)	8,980	70,750
Depreciation and amortization	244,205	221,780	177,633
Transmission and distribution costs	63,349	61,302	61,725
Taxes other than income taxes	56,485	49,807	48,790
Total operating expenses	1,251,687	1,097,095	1,320,772
Operating income	232,603	281,993	83,176
Other Income and Deductions:
Interest income	17,487	23,454	21,355
Gains on investment securities	34,750	26,851	19,246
Other income	14,533	15,329	11,638
Other (deductions)	(68,796)	(4,140)	(10,881)
Net other income and (deductions)	(2,026)	61,494	41,358
Interest Charges	129,478	106,018	86,574
Earnings before Income Taxes	101,099	237,469	37,960
Income Taxes (Benefits)	(4,442)	29,217	(16,758)
Net Earnings	105,541	208,252	54,718
(Earnings) Attributable to Valencia Non-controlling Interest	(17,936)	(16,040)	(18,533)
Net Earnings Attributable to PNM	87,605	192,212	36,185
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings Available for PNM Common Stock	$87,077	$191,684	$35,657
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net Earnings	$105,541	$208,252	$54,718
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase (decrease) in unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(201), $225, and $(2,928)	590	(660)	8,601
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $199, $3,330, and $1,828	(586)	(9,778)	(5,371)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $(701), $815, and $(353)	2,059	(2,395)	1,036
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(16,323), $(1,236), and $(1,212)	47,942	3,630	3,564
Total Other Comprehensive Income (Loss)	50,005	(9,203)	7,830
Comprehensive Income	155,546	199,049	62,548
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(17,936)	(16,040)	(18,533)
Comprehensive Income Attributable to PNM	$137,610	$183,009	$44,015
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$105,541	$208,252	$54,718
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	280,740	250,042	202,885
Deferred income tax expense (benefit)	5,716	41,903	(21,972)
Pension settlement charge	58,768	—	—
(Gains) losses on investment securities	(34,750)	(26,851)	(19,246)
Regulatory disallowances	(731)	8,980	70,750
Allowance for equity funds used during construction	(9,707)	(13,043)	(9,832)
Other, net	3,650	4,459	3,485
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(20,070)	(11,295)	51,314
Materials, supplies, and fuel stock	(3,153)	(25,915)	(25,681)
Other current assets	14,204	19,943	(54,934)
Other assets	(31,637)	(33,013)	(20,956)
Accounts payable	11,605	8,135	(30,423)
Accrued interest and taxes	12,466	(3,041)	16,091
Other current liabilities	(26,643)	(99,353)	123,048
Other liabilities	(9,853)	(7,691)	4,588
Net cash flows from operating activities	356,146	321,512	343,835
Cash Flows From Investing Activities:
Utility plant additions	(585,195)	(682,412)	(565,080)
Proceeds from sale of plant assets (Note 8)	—	2,840	32,654
Proceeds from sales of investment securities	693,278	707,338	574,199
Purchases of investment securities	(714,393)	(756,805)	(593,241)
Other, net	(118)	14,885	7
Net cash flows used in investing activities	(606,428)	(714,154)	(551,461)
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$1,118,300	$1,433,200	$1,114,300
Revolving credit facilities repayments	(1,303,300)	(1,206,900)	(1,162,700)
Long-term borrowings	965,000	398,000	673,096
Repayment of long-term debt	(560,907)	(200,529)	(410,000)
Equity contribution from parent	123,300	55,000	—
Dividends paid	(528)	(51,529)	(528)
Valencia’s transactions with its owner	(20,848)	(19,098)	(21,569)
Transmission interconnection and security deposit arrangements	20,120	81,022	38,807
Refunds paid under transmission interconnection and security deposit arrangements	(90,779)	(74,161)	(17,624)
Debt issuance costs and other, net	(6,645)	(4,664)	(6,555)
Net cash flows from financing activities	243,713	410,341	207,227

Change in Cash, Cash Equivalents, and Restricted Cash	(6,569)	17,699	(399)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	20,285	2,586	2,985
Cash, Cash Equivalents, and Restricted Cash at End of Year	$13,716	$20,285	$2,586

Restricted Cash Included in Other Current Assets and Other Deferred Charges on Consolidated Balance Sheets:
At beginning of period	$17,587	$1,728	$—
At end of period	$13,697	$17,587	$1,728

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$111,691	$85,100	$66,456
Income taxes paid (refunded), net	$(13,336)	$(4,058)	$(5,338)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(14,923)	$25,955	$(8,604)
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$19	$2,698
Accounts receivable, net of allowance for credit losses of $1,394 and $1,398	115,910	95,932
Unbilled revenues	48,524	52,983
Other receivables	33,422	24,174
Affiliate receivables	17,360	9,241
Materials, supplies, and fuel stock	145,663	142,510
Regulatory assets	8,499	36,224
Prepaid assets	18,502	14,746
Income taxes receivable	13,132	16,309
Other current assets	12,109	16,091
Total current assets	413,140	410,908
Other Property and Investments:
Investment securities	505,655	475,524
Other investments	302	184
Non-utility property, including financing leases	17,572	13,647
Total other property and investments	523,529	489,355
Utility Plant:
Plant in service and plant held for future use	7,260,670	6,797,493
Less accumulated depreciation and amortization	2,201,687	2,079,363
	5,058,983	4,718,130
Construction work in progress	371,119	328,403
Nuclear fuel, net of accumulated amortization of $27,953 and $28,245	76,696	72,554
Net utility plant	5,506,798	5,119,087
Deferred Charges and Other Assets:
Regulatory assets	832,791	857,310
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	107,986	271,433
Other deferred charges	252,256	207,554
Total deferred charges and other assets	1,244,665	1,387,929
	$7,688,132	$7,407,279
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$178,800	$363,800
Current installments of long-term debt (includes $7,303 and $6,907 related to ETBC I)	302,538	560,637
Accounts payable	150,411	123,883
Affiliate payables	18,366	15,695
Customer deposits	6,893	6,533
Accrued interest and taxes	56,211	46,923
Regulatory liabilities	8,430	33,571
Operating lease liabilities	8,913	13,542
Dividends declared	132	132
Transmission interconnection arrangement liabilities	15,878	68,085
Other current liabilities	41,737	50,099
Total current liabilities	788,309	1,282,900
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $324,531 and $331,726 related to ETBC I)	2,559,359	1,898,955
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	813,528	756,218
Regulatory liabilities	488,406	518,701
Asset retirement obligations	254,353	243,663
Accrued pension liability and postretirement benefit cost	6,736	22,067
Operating lease liabilities	96,246	254,702
Other deferred credits	227,998	234,346
Total deferred credits and liabilities	1,887,267	2,029,697
Total liabilities	5,234,935	5,211,552
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,726,218	1,602,918
Accumulated other comprehensive income (loss), net of income taxes	(25,703)	(75,708)
Retained earnings	697,165	610,088
Total PNM common stockholder’s equity	2,397,680	2,137,298
Non-controlling interest in Valencia	43,988	46,900
Total equity	2,441,668	2,184,198
	$7,688,132	$7,407,279
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2022	$1,547,918	$(74,335)	$433,747	$1,907,330	$52,994	$1,960,324
Net earnings	—	—	36,185	36,185	18,533	54,718
Total other comprehensive income	—	7,830	—	7,830	—	7,830
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Valencia’s transactions with its owner	—	—	—	—	(21,569)	(21,569)
Balance at December 31, 2023	1,547,918	(66,505)	469,404	1,950,817	49,958	2,000,775
Net earnings	—	—	192,212	192,212	16,040	208,252
Total other comprehensive income (loss)	—	(9,203)	—	(9,203)	—	(9,203)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Equity contributions from parent	55,000	—	—	55,000	—	55,000
Dividends declared on common stock	—	—	(51,000)	(51,000)	—	(51,000)
Valencia’s transactions with its owner	—	—	—	—	(19,098)	(19,098)
Balance at December 31, 2024	1,602,918	(75,708)	610,088	2,137,298	46,900	2,184,198
Net earnings	—	—	87,605	87,605	17,936	105,541
Total other comprehensive income	—	50,005	—	50,005	—	50,005
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Equity contribution from parent	123,300	—	—	123,300	—	123,300
Valencia’s transactions with its owner	—	—	—	—	(20,848)	(20,848)
Balance at December 31, 2025	$1,726,218	$(25,703)	$697,165	$2,397,680	$43,988	$2,441,668
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)

Electric Operating Revenues	$681,316	$592,111	$535,250
Operating Expenses:
Cost of energy	166,849	149,066	138,647
Administrative and general	57,190	54,711	53,963
Regulatory disallowances	—	—	1,173
Depreciation and amortization	143,942	125,915	113,142
Transmission and distribution costs	37,445	37,078	36,996
Taxes other than income taxes	47,174	44,441	41,311
Total operating expenses	452,600	411,211	385,232
Operating income	228,716	180,900	150,018
Other Income and Deductions:
Other income	16,056	12,305	10,127
Other (deductions)	(1,441)	(3,580)	(1,759)
Net other income	14,615	8,725	8,368
Interest Charges	86,956	58,983	46,152
Earnings before Income Taxes	156,375	130,642	112,234
Income Taxes	32,085	27,114	17,297
Net Earnings	$124,290	$103,528	$94,937
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$124,290	$103,528	$94,937
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	153,692	126,868	113,854
Deferred income tax (benefit)	18,184	26,363	2,888
Regulatory disallowances	—	—	1,173
Allowance for equity funds used during construction and other, net	(9,585)	(5,222)	(5,145)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(4,972)	(2,053)	1,916
Materials and supplies	(11,302)	(7,889)	(5,620)
Other current assets	(27,666)	11,063	3,650
Other assets	(6,875)	(33,601)	3,109
Accounts payable	5,464	(832)	171
Accrued interest and taxes	15,389	(818)	2,886
Other current liabilities	10,623	(5,355)	(156)
Other liabilities	(2,188)	1,564	949
Net cash flows from operating activities	265,054	213,616	214,612
Cash Flows From Investing Activities:
Utility plant additions	(563,127)	(541,604)	(464,436)
Net cash flows used in investing activities	(563,127)	(541,604)	(464,436)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)

Cash Flow From Financing Activities:
Revolving credit facilities borrowings	$454,200	$637,000	$407,600
Revolving credit facilities repayments	(605,800)	(540,500)	(389,200)
Long-term borrowings	2,378,600	285,000	185,000
Repayment of long-term debt	(2,168,600)	(80,000)	—
Transmission interconnection arrangements	37,280	11,250	11,000
Refunds paid under transmission interconnection and security deposit arrangements	(21,000)	(4,850)	(3,500)
Equity contribution from parent	250,000	24,000	40,900
Debt issuance costs and other, net	(11,589)	(3,679)	(1,976)
Net cash flows from financing activities	313,091	328,221	249,824

Change in Cash and Cash Equivalents	15,018	233	—
Cash and Cash Equivalents at Beginning of Year	233	—	—
Cash and Cash Equivalents at End of Year	$15,251	$233	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$68,962	$50,956	$41,847
Income taxes paid, net	$7,519	$11,021	$16,904

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$15,136	$(16,328)	$(17,297)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$15,251	$233
Accounts receivable	35,894	34,419
Unbilled revenues	19,690	16,193
Other receivables	22,633	15,144
Affiliate receivables	565	—
Materials and supplies	35,653	24,351
Regulatory assets	33,286	5,268
Other current assets	5,603	4,908
Total current assets	168,575	100,516
Other Property and Investments:
Other investments	—	75
Non-utility property, including financing leases	21,153	13,137
Total other property and investments	21,153	13,212
Utility Plant:
Plant in service and plant held for future use	4,065,890	3,635,550
Less accumulated depreciation and amortization	679,035	616,741
	3,386,855	3,018,809
Construction work in progress	254,810	165,527
Net utility plant	3,641,665	3,184,336
Deferred Charges and Other Assets:
Regulatory assets	106,458	104,693
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	39	923
Other deferred charges	23,163	18,780
Total deferred charges and other assets	356,325	351,061
	$4,187,718	$3,649,125
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$151,600
Accounts payable	57,444	67,116
Affiliate payables	8,100	7,339
Accrued interest and taxes	72,129	56,740
Regulatory liabilities	2,592	602
Operating lease liabilities	15	713
Other current liabilities	14,618	6,964
Total current liabilities	154,898	291,074
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,672,267	1,464,079
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	229,375	208,107
Regulatory liabilities	268,913	230,037
Asset retirement obligations	744	955
Accrued pension liability and postretirement benefit cost	—	998
Operating lease liabilities	24	167
Other deferred credits	122,018	88,519
Total deferred credits and other liabilities	621,074	528,783
Total liabilities	2,448,239	2,283,936
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	1,120,066	870,066
Retained earnings	619,349	495,059
Total common stockholder’s equity	1,739,479	1,365,189
	$4,187,718	$3,649,125
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2022	$64	$805,166	$296,594	$1,101,824
Net earnings	—	—	94,937	94,937
Equity contribution from parent	—	40,900	—	40,900
Balance at December 31, 2023	64	846,066	391,531	1,237,661
Net earnings	—	—	103,528	103,528
Equity contributions from parent	—	24,000	—	24,000
Balance at December 31, 2024	64	870,066	495,059	1,365,189
Net earnings	—	—	124,290	124,290
Equity contributions from parent	—	250,000	—	250,000
Balance at December 31, 2025	$64	$1,120,066	$619,349	$1,739,479
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
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

On August 2, 2024, PNM Resources, Inc. (“PNMR”) amended its Articles of Incorporation to change its name to TXNM Energy, Inc. (“TXNM”) and increased the number of authorized shares of the Company’s common stock from 120,000,000 to 200,000,000. The Notes to Consolidated Financial Statements include disclosures for TXNM, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to TXNM, PNM, and TNMP. Discussions regarding only TXNM, PNM, or TNMP are so indicated. Certain amounts in the 2024 and 2023 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2025 financial statement presentation.

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
December 31, 2025, 2024 and 2023
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

Cash and Restricted Cash

Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash and cash equivalents. Cash deposits received and held for a period of time that are restricted to a specific purpose, under the terms of their effective agreements, are considered restricted cash. PNM and TXNM have restricted cash balances related to the ETBC I Securitized Bonds. Restricted cash amounts are included in Other current assets and Other deferred charges on the Consolidated Balance Sheets as of December 31, 2025 and 2024. See Note 10. At December 31, 2025 and 2024 there was no restricted cash for TNMP.

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

Depreciation and Amortization

PNM’s provision for depreciation of utility plant is based upon straight-line rates approved by the NMPRC and FERC. Amortization of nuclear fuel is based on units-of-production. Amortization of software is straight-line. TNMP’s provision for depreciation and of utility plant is based upon straight-line rates approved by the PUCT. Amortization of software is straight-line. Depreciation and amortization of non-utility property, including right-of-use assets for finance leases as discussed in Note 8, is computed based on the straight-line method. The provision for depreciation of certain equipment is allocated between operating expenses and construction projects based on the use of the equipment. Average straight-line rates used were as follows:

	Year ended December 31,
	2025	2024	2023
PNM
Electric plant	2.88%	2.87%	2.67%
Common and general plant	13.43	14.06	7.64
TNMP	3.75	3.74	3.77

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

Depreciation expense on electric, common, intangible, and general plant is as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
PNM	$207,341	$188,035	$158,956
TNMP	142,959	124,976	110,675

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

For the years ended December 31, 2025, 2024, and 2023, PNM recorded $13.9 million, $12.9 million, and $9.5 million of debt AFUDC at annual rates of 3.66%, 3.19%, and 2.99% and $9.7 million, $13.0 million, and $9.8 million of equity AFUDC at annual rates of 2.58%, 3.30%, and 3.24%. For the years ended December 31, 2025, 2024, and 2023, TNMP recorded $8.0 million, $8.0 million, and $5.7 million of debt AFUDC at rates of 3.01%, 4.14%, and 3.49%, and $8.9 million,$4.8 million, and $5.1 million of equity AFUDC at rates of 3.33%, 2.48%, and 3.17%.

Materials, Supplies, and Fuel Stock

Materials and supplies relate to transmission, distribution, and generating assets. Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued. Materials and supplies are valued using an average costing method. Inventories consisted of the following at December 31:

	TXNM		PNM		TNMP
	2025	2024	2025	2024	2025	2024
	(In thousands)
Fuel Oil	$1,090	$1,095	$1,090	$1,095	$—	$—
Materials and supplies	180,226	165,766	144,573	141,415	35,653	24,351
	$181,316	$166,861	$145,663	$142,510	$35,653	$24,351

Investments

PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines that served SJGS and continue to serve Four Corners (Note 16). Investments (both equity and available-for-sale debt securities) are measured at fair value on a quarterly basis with changes in fair value for equity securities recognized in earnings for that period. Since third party investment managers have sole discretion over the purchase and sale of the securities (under general guidelines and targets provided by management), PNM records an impairment, as a realized loss, for any available-for-sale debt security that has a fair value which is less than cost at the end of each quarter. For the years ended December 31, 2025, 2024 and 2023, PNM recorded impairment losses on the available-for-sale debt securities of $0.0 million, $17.8 million and $(19.1) million. No gains or losses are deferred as regulatory assets or liabilities. See Notes 3 and 9. All investments are held in PNM’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.

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
December 31, 2025, 2024 and 2023

Equity Method Investment (Previously held)

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
December 31, 2025, 2024 and 2023
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

Income Taxes

Income taxes are recognized using the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. All deferred taxes are reflected as non-current on the Consolidated Balance Sheets. Current NMPRC, FERC, and PUCT approved rates include the tax effects of the majority of these differences. Rate-regulated enterprises are required to record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded based on the expected cash flow to be reflected in future rates. Because the NMPRC, FERC, and the PUCT have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory assets and liabilities offsetting such deferred tax assets and liabilities. The Company recognizes only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon an IRS audit. The Company defers investment tax credits and amortizes them over the estimated useful lives of the assets. See Note 18 for additional information, including a discussion of the impact of the Tax Act.

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
December 31, 2025, 2024 and 2023
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

Accounting Standards Update 2024-03 - Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03 that will require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses at each interim and annual period. Disclosures should include amounts for purchases of inventory, employee compensation, depreciation and, intangible asset amortization; certain amounts that are already required to be disclosed under GAAP in the same disclosure as other disaggregation requirements; qualitative descriptions of the amounts remaining in relevant expense categories that are not disaggregated; and the total amount of selling expenses including the entity’s definition of selling expenses. In January 2025, ASU 2025-01 was issued to clarify that the amendments of ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects to adopt the disclosure requirements of ASU 2024-03 with its Annual Report on Form 10-K for the year ended December 31, 2027.

Accounting Standards Update 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05 that introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities, related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In developing a reasonable and supportable forecast as a part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Entities other than public business entities that elect the practical expedient are permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses. An entity that elects the practical expedient and the accounting policy election, if applicable, should apply the amendments in this update prospectively. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company has not yet determined whether it will elect the practical expedient for estimating credit losses, however, it does not expect that this will have a material impact on its current allowance for expected credit losses.

Accounting Standards Update 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06 that updates the internal-use software guidance in subtopic 350-40 including the removal of all references to prescriptive and sequential developmental stages referred to as “project stages” throughout the subtopic. The new guidance requires an entity to start capitalizing software costs when management has authorized and committed to funding the project and it is probable that the project will be completed and used to perform the function it was intended for (referred to as the “probable-to-complete recognition threshold”). During the evaluation of the probable-to-complete recognition threshold, the entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update permit an entity to apply the new guidance using a prospective transition approach, a modified transition approach (based on the status of a project and whether software costs were capitalized before the date of adoption), or a full retrospective transition approach. The Company has not yet determined which approach to adopt nor the impact that the new guidance will have on the accounting for its internal-use software projects.

(2)Segment Information

TXNM has three reportable segments including PNM, TNMP, and Corporate and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The measure of profitability used by the CODM is Segment earnings (loss) attributable to TXNM, as presented below. The CODM uses this measure of profitability to allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget to actual variances on a regular basis when making decisions about allocating capital and operational expense funding to the segments. TXNM’s CODM is its President and CEO who is also the CEO of the PNM and TNMP segments.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
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

2025	PNM	TNMP	Corporate and Other	TXNM Consolidated
	(In thousands)
Electric operating revenues	$1,484,290	$681,316	$—	$2,165,606
Cost of energy
Fuel burn	131,395	—	—	131,395
Purchases for resale	393,154	—	—	393,154
Transmission by others	24,607	166,849	—	191,456
Significant segment expenses
Administrative and general - direct	76,659	252	163,673	240,584
Administrative and general - corporate allocation	133,410	53,852	(187,262)	—
Customer related expenses	30,783	3,086	—	33,869
Energy production costs	98,371	—	—	98,371
Regulatory disallowances	(731)	—	—	(731)
Depreciation and amortization	244,205	143,942	37,494	425,641
Transmission and distribution costs	63,349	37,445	—	100,794
Taxes other than income taxes	56,485	47,174	6,235	109,894
Total operating expenses	1,251,687	452,600	20,140	1,724,427

Net other income and (deductions)	(2,026)	14,615	(2,233)	10,356
Interest charges	(129,478)	(86,956)	(55,088)	(271,522)
Income taxes (benefit)	(4,442)	32,085	(17,456)	10,187
Valencia non-controlling interest	(17,936)	—	—	(17,936)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to TXNM	$87,077	$124,290	$(60,005)	$151,362

At December 31, 2025:
Total Assets	$7,688,132	$4,187,718	$183,435	$12,059,285
Goodwill	$51,632	$226,665	$—	$278,297

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

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

2023
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
December 31, 2025, 2024 and 2023

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

Major Customers

PNM’s participation in EIM, operated by CAISO, accounted for approximately 1%, 4%, and 15% of electric operating revenues during the years ended December 31, 2025, 2024, and 2023. These revenues are passed on to customers under PNM’s FPPAC with no impact to net earnings. Two REPs during the years ended December 31, 2025, 2024, and 2023 accounted for more than 10% of the electric operating revenues of TNMP as follows:

	Year Ended December 31,
	2025	2024	2023
REP A	24%	26%	25%
REP B	19	20	19

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	Accumulated Other Comprehensive Income (Loss)
	PNM			TXNM
	Unrealized Gains on Available-for-Sale Securities	Pension Liability Adjustment	Total	Fair Value Adjustment for Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2024	$214	$(75,922)	$(75,708)	$—	$(75,708)
Amounts reclassified from AOCI (pre-tax)	(785)	64,265	63,480	—	63,480
Income tax impact of amounts reclassified	199	(16,323)	(16,124)	—	(16,124)
Other OCI changes (pre-tax)	791	2,760	3,551	(1,492)	2,059
Income tax impact of other OCI changes	(201)	(701)	(902)	379	(523)
Net after-tax change	4	50,001	50,005	(1,113)	48,892
Balance at December 31, 2025	$218	$(25,921)	$(25,703)	$(1,113)	$(26,816)

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

(4)    Electric Operating Revenues

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the years ended December 31, 2025, and 2024, there were no estimated credit losses related to these transactions.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

The Company has collaborative arrangements related to its interest in SJGS, Four Corners, PVNGS, and Luna. The Company has determined that during the years ended December 31, 2025, 2024, and 2023 none of the joint owners in its collaborative arrangements were customers under Topic 606. The Company will continue to evaluate transactions between collaborative arrangement participants in future periods under the revenue recognition standard.

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

Revenue from Contracts with Customers

PNM

NMPRC Regulated Retail Electric Service – PNM provides electric generation, transmission, and distribution service to its rate-regulated customers in New Mexico. PNM’s retail electric service territory covers a large area of north central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain areas of southern New Mexico. Customer rates for retail electric service are set by the NMPRC, and revenue is recognized as energy is delivered to the customer. PNM invoices customers on a monthly basis for electric service and generally collects billed amounts within one month.

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

Wholesale Energy Sales – PNM engages in activities to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, month-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments. PNM participates in the EIM (a real-time wholesale energy trading market operated by the CAISO) that enables participating electric utilities to buy and sell energy. The NMPRC granted PNM authority to seek recovery of costs associated with joining the EIM, which have been included in the 2024 Rate Change and to pass the benefits of participating in EIM to customers through the FPPAC. Increases in electric operating revenue resulting from PNM’s participation in EIM are passed on to customers through PNM’s FPPAC with no impact to net earnings.

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
December 31, 2025, 2024 and 2023
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

Alternative Revenue Programs

The Company defers certain costs and records certain liabilities pursuant to the rate actions of the NMPRC, PUCT, and FERC. ARP revenues, which are discussed above, include recovery or refund provisions under PNM’s renewable energy rider and true-ups to PNM’s formula transmission rates; transmission cost recovery factor, and the impacts of the PUCT’s January 25, 2018 order regarding the change in the federal corporate income tax rate; the energy efficiency incentive bonus at both PNM and TNMP; HB 5247; and PNM’s TOD rate pilot program. Regulatory assets and liabilities are recognized for the difference between ARP revenues and amounts currently approved for recovery by the governing bodies. Regulatory assets and liabilities are amortized into earnings as amounts are billed. TNMP’s 2018 Rate Case integrated AMS costs into base rates beginning January 1, 2019. These costs are being amortized into earnings as alternative revenues over a period of five years.

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

	PNM	TNMP	TXNM Consolidated
Year Ended December 31, 2025	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$555,611	$235,356	$790,967
Commercial	465,639	187,965	653,604
Industrial	146,051	58,394	204,445
Public authority	24,113	8,410	32,523
Economy energy service	27,704	—	27,704
Transmission	149,669	170,061	319,730
Wholesale energy sales	97,755	—	97,755
Miscellaneous	6,336	3,860	10,196
Total revenues from contracts with customers	1,472,878	664,046	2,136,924
Alternative revenue programs	4,255	17,270	21,525
Other electric operating revenues	7,157	—	7,157
Total Electric Operating Revenues	$1,484,290	$681,316	$2,165,606

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered, and the customer or end-user utilizes the energy. Accounts receivable from customers represents amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Consolidated Balance Sheets, net of allowance for credit losses, includes $115.9 million and $94.3 million at December 31, 2025 and 2024 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
service term resulting in a contract asset. The balance of the contract asset was $41.3 million at December 31, 2025 and $32.0 million at December 31, 2024, and is included in Other deferred charges on the Consolidated Balance Sheets.

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

(5)Earnings and Dividends Per Share
Basic earnings per share is computed by dividing net earnings attributable to TXNM by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net earnings attributable to TXNM by the diluted weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were settled. TXNM applies the treasury stock method for restricted stock, the 2022 ATM Program, the 2024 ATM Program, and the 2025 ATM Program. The if-converted method is applied in determining the potential dilutive effect of the conversion of outstanding Convertible Notes. Information regarding the computation of earnings per share and dividends per share is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Net Earnings Attributable to TXNM	$151,362	$242,154	$87,818
Average Number of Common Shares:
Outstanding during year	101,158	90,214	86,038
Vested awards of restricted stock	349	320	258
Average Shares – Basic	101,507	90,534	86,296
Dilutive Effect of Common Stock Equivalents:
TXNM ATM Programs	74	12	38
TXNM Convertible Notes	757	—	—
Restricted stock	54	45	35
Average Shares – Diluted	102,392	90,591	86,369
Net Earnings Attributable to TXNM Per Share of Common Stock:
Basic	$1.49	$2.67	$1.02
Diluted	$1.48	$2.67	$1.02
Dividends Declared per Common Share	$1.65	$1.57	$1.49

(6)Stockholders’ Equity
Common Stock and Equity Contributions
In each of the years ended December 31, 2025, 2024, and 2023, TXNM executed agreements pursuant to which it issued shares of TXNM common stock. Details of these transactions and the physical settlement of shares of TXNM common stock may be found in Note 7. Neither PNM nor TNMP issued any common stock in 2025, 2024, and 2023.

On August 2, 2024, TXNM increased the number of authorized shares of the TXNM common stock from 120,000,000 to 200,000,000.

TXNM funded cash equity contributions to PNM of $123.3 million, $55.0 million, and zero in 2025, 2024, and 2023. TXNM funded $250.0 million, $24.0 million, and $40.9 million of cash equity contributions to TNMP in 2025, 2024, and 2023.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Dividends on Common Stock
The declaration of common dividends by TXNM is dependent upon a number of factors, including the ability of TXNM’s subsidiaries to pay dividends. TXNM’s primary sources of dividends are its operating subsidiaries.
PNM declared and paid cash dividends to TXNM of $51.0 million in 2024 but did not declare or pay any cash dividends in 2025 or 2023. TNMP did not declare or pay any cash dividends to TXNM in 2025, 2024, or 2023.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to TXNM, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends, with at least 15 days prior notice, from current earnings, which are determined on a rolling four quarter basis, or from equity contributions previously made by TXNM. The Federal Power Act also imposes certain restrictions on dividends by public utilities. Debt-to-capitalization ratio requirements, as discussed in Note 7, remain at less than or equal to 65% for PNM and TNMP and less than or equal to 70% for TXNM. These debt-to-capitalization ratio requirements could limit the amounts of dividends that could be paid. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain the approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2025, the 65% debt-to-capitalization covenant would restrict the payment of dividends from the retained earnings of PNM to $624.1 million, and the 65% debt-to-capitalization covenant would restrict the payment of dividends by TNMP to $531.9 million. Similarly, the 70% debt-to-capitalization covenant would restrict the payment of dividends by TXNM to $1.7 billion.

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

Financing Activities

TXNM

At December 31, 2022, TXNM had $1.0 billion outstanding under the TXNM 2021 Delayed-Draw Term Loan, among TXNM, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. As discussed below on June 30, 2023, $500.0 million under the TXNM 2021 Delayed Draw Term Loan was prepaid, without penalty, with proceeds from the TXNM 2023 Term Loan. As discussed below, on June 21, 2024, proceeds from the Convertible Notes were used to prepay, without penalty, $449.0 million under the TXNM 2021 Delayed Draw Term Loan. On May 16, 2025, TXNM paid the remaining $51.0 million due under its TXNM 2021 Delayed Draw Term Loan in accordance with its terms.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

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

Settlement date	Shares	Settlement price	Settlement amount
			(in thousands)
March 15, 2023	504,452	$49.00	$24,720
March 20, 2023	528,082	48.78	25,758
May 30, 2023	244,639	47.99	11,741
June 30, 2023	804,477	45.07	36,257
September 26, 2023	2,283,860	44.11	100,734
	4,365,510		$199,210

On June 30, 2023, TXNM entered into the $500.0 million TXNM 2023 Term Loan among TXNM, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. The proceeds were used to prepay an equal amount of the TXNM 2021 Delayed Draw Term Loan, without penalty. As discussed below, on June 21, 2024, proceeds from the Convertible Notes were used to prepay, without penalty, $90.0 million under the TXNM 2023 Term Loan. On June 24, 2025, proceeds from the June 2025 Stock Purchase Agreement were used to prepay, without penalty, $200.0 million under the TXNM 2023 Term Loan. On August 29, 2025, TXNM paid the remaining $210.0 million due under its TXNM 2023 Term Loan in accordance with its terms, which terminated the agreement.

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

Throughout 2024, TXNM entered into forward sales agreements for the sale of shares of TXNM common stock. On December 30, 2024, TXNM physically settled forward purchases under the TXNM 2024 ATM Program for 2,458,951 shares and used the proceeds to repay borrowings under the TXNM Revolving Credit Facility. Cash proceeds shown below were reduced by $0.8 million in issuance costs resulting in net cash proceeds of $98.6 million.

Settlement date	Shares	Settlement price	Settlement amount
			(in thousands)
May 13, 2024	262,025	$38.01	$9,960
August 13, 2024	113,014	40.21	4,545
August 16, 2024	261,066	40.48	10,568
August 23, 2024	284,952	40.56	11,558
August 30, 2024	311,583	40.64	12,661
September 16, 2024	1,226,311	40.85	50,093
	2,458,951		$99,385

On May 27, 2025, TXNM physically settled all remaining forward purchases under the TXNM 2024 ATM Program for 1,104,641 shares, aggregating net proceeds of $49.6 million, including $0.5 million for equity issuance costs. TXNM used the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
proceeds from the settled shares to repay borrowings under the TXNM Revolving Credit Facility. Following this settlement, no additional shares of TXNM’s common stock remain subject to future settlement under the TXNM 2024 ATM Program.

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

Prior to the close of business on the business day immediately preceding December 1, 2053, the Convertible Notes will be convertible at the option of the holders only under certain conditions. On or after December 1, 2053, until the close of business on the second business day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at their option, at any time, at the conversion rate then in effect, irrespective of these conditions. Upon conversion of the Convertible Notes, TXNM will pay cash, or deliver an equal aggregate principal amount of a newly issued series of its nonconvertible junior subordinated notes with the same terms as the Convertible Notes (other than the conversion features and certain features in relation to redemption rights), in either case, up to the aggregate principal amount of the Convertible Notes being converted, and deliver shares of TXNM’s common stock in respect of the remainder, if any, of TXNM’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

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

TXNM issued the Convertible Notes pursuant to an indenture dated as of June 10, 2024, between TXNM and Computershare Trust Company, N.A., as trustee. The Convertible Notes are subject to continuing compliance with the representations, warranties, and covenants set forth in the indenture, which include the customary covenants discussed above. In the event of a fundamental change, as defined in the indenture, TXNM may be required to repurchase, for cash, the aggregate principal amount of Convertible Notes plus accrued interest. TXNM may not redeem the Convertible Notes prior to June 6, 2029, except upon the occurrence of a special event as defined in the indenture.

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

On January 2, 2026, TXNM notified holders of the Convertible Notes that the Convertible Notes are convertible, at the option of the holders, over a period beginning on January 1, 2026, and ending at the close of business on March 31, 2026, (the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
“First Quarter 2026 Conversion Period”). The Convertible Notes are convertible at a conversion rate of 22.5248 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $44.40 per share of common stock. On December 31, 2025, it was determined that the Convertible Notes would become convertible during the First Quarter 2026 Conversion Period because the last reported sale price of TXNM’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended December 31, 2025, was greater than or equal to 130% of the conversion price in effect on each applicable trading day.

On May 18, 2025, concurrent with the execution of the Merger Agreement, TXNM entered into the May 2025 Stock Purchase Agreement whereby TXNM sold, in a private placement transaction, 8,000,000 shares of TXNM common stock for a purchase price of $50.00 per share (aggregating $400.0 million). The consummation of the May 2025 Stock Purchase Agreement occurred on June 2, 2025. TXNM used the proceeds to make cash equity contributions to TNMP, to repay borrowings under the TXNM Revolving Credit Facility, and for general corporate purposes.

On May 18, 2025, the execution of the Merger Agreement constituted a “Change of Control” under certain TXNM and TNMP debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements. The definition of Change of Control under the PNM debt agreements and PNM note purchase agreements were not triggered by the execution of the Merger Agreement.

On May 23, 2025, TXNM and TNMP entered into amendments in connection with the TXNM Revolving Credit Facility, TXNM 2023 Term Loan, WFB LOC Facility, and TNMP Revolving Credit Facility with the lender parties thereto (the “Lender Consents”) to (i) amend the definition of "Change of Control" in such agreements such that the entry into the Merger Agreement would not constitute a Change of Control and (ii) waive the Event of Default arising from entry into the Merger Agreement. On December 19, 2025, in connection with exercising the available extension options (discussed below), TXNM and TNMP entered into amendments in connection with the TXNM Revolving Credit Facility and the TNMP Revolving Credit Facility to amend the definition of Change of Control permitting the closing of the Merger. The Change of Control provisions in the PNM debt agreements will not be triggered by the closing of the Merger.

To ensure sufficient liquidity pending the Lender Consents, on May 18, 2025, TXNM entered into the $910.0 million, 364-day TXNM Merger Backstop Revolving Facility between TXNM, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The TXNM Merger Backstop Revolving Facility was available to provide liquidity in the event the Company was unable to obtain the Lender Consents. On May 19, 2025, TXNM borrowed approximately $4.0 million under the TXNM Merger Backstop Revolving Facility and subsequently repaid the entire balance by May 21, 2025. The TXNM Merger Backstop Revolving Facility expired according to its terms as TXNM did not make any additional borrowings thereunder by the commitment termination date of May 23, 2025, and the Company was able to obtain the Lender Consents.

On June 24, 2025, TXNM entered into the June 2025 Stock Purchase Agreement whereby TXNM sold, in a private placement transaction, and the purchasers named therein agreed to purchase 3,615,003 shares of TXNM common stock for a purchase price of $55.325 per share (for an aggregate amount of approximately $200 million). The closing of the issuance occurred on June 27, 2025. TXNM used the proceeds to repay an equal amount under the TXNM 2023 Term Loan. TXNM granted the purchasers customary registration rights with respect to the shares, pursuant to which TXNM was required to register such shares for resale with the SEC. On August 8, 2025, TXNM registered the shares for resale.

On August 15, 2025, TXNM entered into a distribution agreement with BofA Securities, Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC and Scotia Capital (USA) Inc., as sales agents, and Bank of America, N.A., MUFG Securities EMEA plc, Royal Bank of Canada and The Bank of Nova Scotia, as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents (the “TXNM 2025 ATM Program”). Sales of the shares made pursuant to the distribution agreement, if any, may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. TXNM did not initially receive any proceeds upon the execution of this agreement.

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
December 31, 2025, 2024 and 2023
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

On December 10, 2025, TXNM issued $350.0 million aggregate principal amount of its TXNM 2025 Junior Subs pursuant to an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The TXNM 2025 Junior Subs are unsecured obligations of the Company and rank junior and subordinate in right of payment to the prior payment in full of the Company’s existing and future senior indebtedness. The TXNM 2025 Junior Subs rank equally in right of payment to the Convertible Notes discussed above, bear interest (subject to the Company’s right to defer interest payments) at an annual rate of 7.000% per year, payable semi-annually in arrears on January 31 and July 31, and mature on July 31, 2056, unless earlier redeemed. The interest rate is subject to a periodic reset period, as defined in the indenture, to a rate that will not be below 7.000%. Proceeds from the TXNM 2025 Junior Subs were used to fund the cash equity contribution to PNM of $123.3 million, to repay borrowings under the TXNM Revolving Credit Facility, and for other corporate purposes.

TXNM may redeem the TXNM 2025 Junior Subs, at its option, before their maturity, all or part, on one or more occasions on any day in the period commencing 90 days prior to the first interest rate reset date and after the first interest rate reset date on any interest payment date, at a redemption price equal to 100% of the principal amount of the TXNM 2025 Junior Subs to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, TXNM may redeem all, but not less than all of the TXNM 2025 Junior Subs, at a redemption price equal to 100% of the principal amount of the TXNM 2025 Junior Subs to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if certain changes in tax laws, treaties or interpretations occur; may redeem all, but not less than all of the TXNM 2025 Junior Subs, at a redemption price equal to 102% of the principal amount of the TXNM 2025 Junior Subs to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if a rating agency makes certain changes in the equity credit criteria for securities such as the TXNM 2025 Junior Subs.

PNM

At December 31, 2022, PNM had $225.0 million outstanding under the PNM 2022 Delayed-Draw Term Loan. On November 15, 2023, upon receipts of funds from the sale of energy transition property to ETBC I discussed below, PNM prepaid the $225.0 million outstanding under the PNM 2022 Delayed-Draw Term Loan, without penalty.

At December 31, 2022, PNM had $130.0 million of 1.10% PCRBs outstanding with a mandatory remarketing date of June 1, 2023, issued by Farmington with a final maturity of June 2040. On June 1, 2023, PNM remarketed the $130.0 million to new investors at 3.90% with a mandatory tender date of June 1, 2028.

At December 31, 2022, PNM had $55.0 million aggregate principal amount of its 3.15% SUNs outstanding due May 2023. On May 15, 2023, PNM repaid the $55.0 million 3.15% SUNs.

On April 28, 2023, PNM entered into the PNM 2023 Note Purchase Agreement with institutional investors for the sale and issuance of $200.0 million aggregate principal amount of two series of the PNM 2023 SUNs offered in private placement transactions. PNM issued $150.0 million of the PNM 2023 SUNs at 5.51%, due April 28, 2035, and another $50.0 million at 5.92%, due April 28, 2053. Proceeds from the PNM 2023 SUNs were used to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, for funding of capital expenditures, and for general corporate

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
purposes. The PNM 2023 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2023 SUNs at par. PNM has the right to redeem any or all of the PNM 2023 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On May 10, 2024, PNM entered into the $200.0 million PNM 2024 Term Loan, among PNM, the lenders party thereto and U.S. Bank National Association, as administrative agent. PNM used the proceeds of the PNM 2024 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. On November 10, 2025, the PNM 2024 Term Loan was repaid in accordance with its terms.

At December 31, 2023, PNM had outstanding $37.0 million of 3.00% PCRBs and $125.0 million of 1.15% PCRBs issued by Farmington with a mandatory remarketing date of June 1, 2024 and final maturities of June 2040 and $36.0 million of 3.00% PCRBs issued by Maricopa County, Arizona with a mandatory remarketing date of June 1, 2024 and a final maturity of January 2038. On June 3, 2024, PNM remarketed these PCRBs aggregating $198.0 million to new investors at 3.875% with a mandatory tender date of June 1, 2029.

On January 21, 2025, PNM entered into the $195.0 million PNM 2025 Term Loan, among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate, which was 4.73% at December 31, 2025, and must be repaid on or before July 21, 2026.

On April 23, 2025, PNM entered into the PNM April 2025 Note Purchase Agreement with institutional investors for the sale and issuance of $300.0 million aggregate principal amount of two series of the PNM April 2025 SUNs offered in private placement transactions. PNM issued $125.0 million of the PNM April 2025 SUNs at 5.75%, due June 1, 2032, and $175.0 million at 6.13%, due June 1, 2037. PNM used proceeds from the PNM April 2025 SUNs for the repayment of existing indebtedness, funding of capital expenditures, and general corporate purposes. The PNM April 2025 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM April 2025 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in the agreements, including the PNM April 2025 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM April 2025 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On July 31, 2025, PNM entered into the PNM July 2025 Note Purchase Agreement with institutional investors for the sale and issuance of $350.0 million aggregate principal amount of two series of the PNM July 2025 SUNs offered in private placement transactions. On July 31, 2025, PNM issued $200.0 million of the PNM July 2025 SUNs at 5.47%, due July 31, 2031, and $150.0 million at 6.03%, due July 31, 2036. PNM used the proceeds from the PNM July 2025 SUNs to repay the PNM $250.0 million SUNs and for general corporate purposes. The PNM July 2025 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM July 2025 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in the agreements, including the PNM July 2025 Note Purchase Agreement, will not be triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM July 2025 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On November 10, 2025, PNM entered into the $120.0 million PNM November 2025 Term Loan, among PNM, the lenders party thereto and U.S. Bank National Association, as administrative agent. PNM used the proceeds of the PNM November 2025 Term Loan to partially repay borrowings under the PNM 2024 Term Loan. The PNM November 2025 Term Loan bears interest at a variable rate, which was 4.67% at December 31, 2025, and must be repaid on or before May 10, 2027.

At December 31, 2025, PNM had a shelf registration statement, which was set to expire in May 2026, with capacity for the issuance of up to $650.0 million of SUNs. On February 20, 2026, PNM filed a post-effective amendment to the registration statement to deregister any and all securities that remained unsold, effectively terminating all offerings of the securities pursuant to the registration statement.

ETBC I

On November 15, 2023, ETBC I issued $343.2 million aggregate principal amount of its senior secured energy transition bonds, Series A (“ETBC I Securitized Bonds”) in two tranches. The first tranche of $175.0 million aggregate principal amount was issued at an interest rate of 5.64% with an expected final payment due in August 2040. The second tranche of $168.2 million aggregate principal amount was issued at an interest rate of 6.03% with an expected final payment due in August 2048. Each tranche is subject to fixed, scheduled, semi-annual payments of principal and interest due on August 15 and

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
February 15, with $7.3 million and $6.9 million included as Current installments of long-term debt on the Consolidated Balance Sheets at December 31, 2025 and 2024. The ETBC I Securitized Bonds were offered pursuant to a prospectus dated November 7, 2023, and are governed by an indenture between ETBC I and U.S. Bank Trust Company, National Association, as indenture trustee dated as of November 15, 2023. ETBC I used the proceeds from the issuance of the ETBC I Securitized Bonds to purchase energy transition property (Note 16) from PNM. See Note 10.

TNMP

On April 28, 2023, TNMP entered into the TNMP 2023 Bond Purchase Agreement with institutional investors for the sale of $185.0 million aggregate principal amount of two series of the TNMP 2023 Bonds offered in private placement transactions. TNMP issued the first series of $130.0 million on April 28, 2023, at a 5.01% interest rate, due April 28, 2033. The second series of $55.0 million was issued on July 28, 2023, at a 5.47% interest rate, due July 28, 2053. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2023 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP 2023 Bonds. The terms of the supplemental indentures governing the TNMP 2023 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2023 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2023 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On March 28, 2024, TNMP entered into the TNMP 2024 Bond Purchase Agreement with institutional investors for the sale of $285.0 million aggregate principal amount of four series of the TNMP 2024 Bonds offered in private placement transactions. TNMP issued the first two series on March 28, 2024, consisting of $32.0 million at a 5.26% interest rate, due March 28, 2029, and $85.0 million at a 5.55% interest rate, due March 28, 2036. The third and fourth series were issued on July 1, 2024, consisting of $40.0 million at a 5.65% interest rate, due July 1, 2039, and $128.0 million at a 5.79% interest rate, due July 1, 2054. The proceeds were used to repay existing debt, including the $80.0 million of 4.03% TNMP FMBs that were due July 2024 and borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2024 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP 2024 Bonds. The terms of the supplemental indentures governing the TNMP 2024 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2024 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2024 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On February 14, 2025, TNMP entered into the TNMP February 2025 Bond Purchase Agreement with institutional investors for the sale of $140.0 million aggregate principal amount of its 5.19% TNMP February 2025 Bonds offered in private placement transactions. TNMP issued all $140.0 million of the TNMP February 2025 bonds, due April 1, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP February 2025 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP February 2025 Bonds. The terms of the supplemental indentures governing the TNMP February 2025 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP February 2025 Bonds at par. TNMP has the right to redeem any or all of the TNMP February 2025 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On May 18, 2025, concurrent with the execution of the TXNM Merger Backstop Revolving Facility, TNMP entered into the $1,505.0 million, 364-day TNMP Merger Backstop Term Loan between TNMP, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The TNMP Merger Backstop Term Loan was available to provide liquidity to repurchase TNMP’s FMBs that were tendered for prepayment pursuant to the Offer. On July 21, 2025, TNMP issued the TNMP July 2025 FMBs and used the proceeds to repay the outstanding principal balance under the TNMP Merger Backstop Term Loan on July 22, 2025, terminating that agreement.

The documents governing an aggregate $1,505.0 million of TNMP’s outstanding FMBs ("TNMP FMBs") obligated TNMP to offer (“the Offer”), within 30 business days following the signing of the Merger Agreement, to prepay the outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. On June 14, 2025, the Offer expired and $1,084.3 million in aggregate principal amount of the bonds were validly tendered. TNMP accepted for purchase all validly tendered bonds. On June 24, 2025, holders whose bonds were validly tendered and accepted for purchase received 100% of the aggregate principal amount of bonds prepaid plus accrued and unpaid interest using funds drawn under the TNMP Merger Backstop Term Loan, discussed above. On November 6, 2025, TNMP entered into an agreement and supplemental indenture to amend the documents governing $417.7 million of TNMP FMBs. The supplemental indenture amends the requirement for TNMP to provide certain financial reports and amends

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
the definition of change of control such that TNMP will no longer be required to make an offer to prepay the aggregate $417.7 million TNMP FMBs upon closing of the Merger.

The documents governing an aggregate $3.0 million of TNMP FMBs still require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay the remaining outstanding TNMP FMBs, totaling $3.0 million, at par. TNMP will make such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay.

The information in this Form 10-K is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. Similar to the offer to prepay made after signing the Merger Agreement, the post-Merger closing offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which will set forth the terms and conditions of the offer to prepay.

On July 21, 2025, TNMP entered into the TNMP July 2025 Bond Purchase Agreement with institutional investors for the sale of $1,084.3 million aggregate principal amount of six series of the TNMP July 2025 FMBs offered in private placement transactions. TNMP issued the TNMP July 2025 FMBs on July 21, 2025, with the following terms:

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

On November 18, 2025, TNMP entered into the TNMP November 2025 Bond Purchase Agreement with institutional investors for the sale of $70.0 million aggregate principal amount of its 4.69% TNMP November 2025 FMBs offered in private placement transactions. On December 18, 2025, TNMP issued all $70.0 million at a 4.69% interest rate, due December 18, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP November 2025 FMBs are subject to continuing compliance with the representations, warranties, and covenants set forth in the governing supplemental indentures. In the event of certain changes of control of TNMP, TNMP will be required to offer to prepay the TNMP November 2025 FMBs at par. Although there are customary change of control provisions in the TNMP November 2025 FMBs, the change of control provisions will not be triggered by the closing of the Merger. TNMP has the right to redeem any or all of the TNMP November 2025 FMBs prior to their maturity, subject to payment of a customary make-whole premium.

Hedging Activities

On June 30, 2025, TXNM executed a series of treasury lock agreements, with terms ranging from 5 years to 30 years, aggregating a total notional amount of $730.0 million to reduce interest rate exposure on the TNMP July 2025 FMBs that were issued in July 2025. The treasury lock agreements had an average fixed rate of 4.18% and TXNM designated them as cash flow hedges, measured at fair value, which was recorded as a loss of $2.5 million in Other current liabilities at June 30, 2025. Fair values, provided by an external pricing service, were determined using Level 2 inputs of quoted prices for similar agreements in active markets. On July 1, 2025, TXNM terminated all of the treasury lock agreements, realizing a pre-tax net loss of $1.6 million recorded in Accumulated other comprehensive income. The loss will be amortized through interest expense over a range of 5 to 30 years, in accordance with the terms of the TNMP July 2025 FMBs issued July 21, 2025.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
TXNM entered into hedging agreements that establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in TXNM’s credit rating. As of January 1, 2024, TXNM’s hedging agreements were as follows:

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

These hedging agreements were accounted for as cash flow hedges. In November 2024, TXNM unwound and settled the $300.0 million of hedging agreements that were expected to mature on December 31, 2025, and on December 31, 2024, the remaining $600.0 million of hedging agreements matured. TXNM had no remaining active hedging agreements at December 31, 2025 or 2024.

Borrowing Arrangements Between TXNM and its Subsidiaries

TXNM has intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $150.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by TXNM on its short-term borrowings or the money-market interest rate if TXNM does not have any short-term borrowings outstanding. All balances outstanding under intercompany loan agreements are eliminated upon consolidation. See Note 1. PNM and TNMP had no borrowings from TXNM at December 31, 2025 and 2024. PNMR Development had $15.9 million and zero in short-term borrowings outstanding from TXNM at December 31, 2025 and 2024. TXNM had zero and $1.5 million in short-term borrowings outstanding from PNMR Development at December 31, 2025 and 2024.

Short-term Debt and Liquidity

As of December 31, 2025, the TXNM Revolving Credit Facility had a financing capacity of $300.0 million, and the PNM Revolving Credit Facility had a financing capacity of $400.0 million. On April 1, 2024, TXNM and PNM amended their respective revolving credit facilities, extending their maturity to March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. On December 19, 2025, the first of these one-year extension options was exercised, extending the maturities to March 29, 2030, however, one lender in each of the revolving credit facilities failed to agree to the extension. As a result, effective March 30, 2029, the TXNM Revolving Credit Facility capacity will adjust to $265.4 million, and the PNM Revolving Credit Facility capacity will adjust to $354.1 million. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. On July 25, 2025, PNM amended its PNM New Mexico Credit Facility to, among other things, extend the maturity from May 20, 2026 to May 31, 2030. As of December 31, 2023, the TNMP Revolving Credit Facility had a capacity of $100.0 million, secured by $100.0 million aggregate principal amount of TNMP first mortgage bonds. On April 1, 2024, TNMP entered into a new $200.0 million Revolving Credit Facility that replaced the $100.0 million Revolving Credit Facility. That new $200.0 million Revolving Credit Facility was secured by $200.0 million aggregate principal amount of TNMP first mortgage bonds and had a maturity of March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. On December 19, 2025, TNMP amended the TNMP Revolving Credit Facility to increase the capacity to $300.0 million, secured by $300.0 million aggregate principal amount of TNMP first mortgage bonds, and exercised the first of two one-year extension options, extending the maturity to March 29, 2030. One lender failed to agree to the extension and as a result, effective March 30, 2029, the TNMP Revolving Credit Facility capacity will adjust to $277.0 million. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2025	2024
	(In thousands)
PNM:
PNM Revolving Credit Facility	$138,800	$323,800
PNM New Mexico Credit Facility	40,000	40,000
	178,800	363,800
TNMP Revolving Credit Facility	—	151,600
TXNM Revolving Credit Facility	2,600	93,900
	$181,400	$609,300

In addition to the above borrowings, TXNM, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at December 31, 2025, that reduce the available capacity under their respective revolving credit facilities. TXNM also had $19.3 million of letters of credit outstanding under the WFB LOC Facility. At December 31, 2025, interest rates on outstanding borrowings were 5.04% for the PNM Revolving Credit Facility, 5.08% for the PNM New Mexico Credit Facility, and 5.16% for the TXNM Revolving Credit Facility. There were no borrowings outstanding under the TNMP Revolving Credit Facility at December 31, 2025.

Long-Term Debt

Information concerning long-term debt outstanding and unamortized (premiums), discounts, and debt issuance costs is as follows:

	December 31, 2025		December 31, 2024
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt

ETBC I - Senior Secured Energy Transition Bonds
Series A-1, 5.64%	$165,565	$961	$172,471	$1,025
Series A-2, 6.03%	168,200	968	168,200	1,014

Senior Unsecured Notes, Pollution Control Revenue Bonds:
2.15% due April 2033	146,000	646	146,000	736
0.875% mandatory tender - October 1, 2026	100,345	110	100,345	257
3.90% due June 2040, mandatory tender - June 1, 2028	130,000	563	130,000	796
3.875% due June 2040, mandatory tender - June 1, 2029	162,000	903	162,000	1,158
3.875% due January 2038, mandatory tender - June 1, 2029	36,000	201	36,000	258
Senior Unsecured Notes:
3.45% due May 2025	—	—	104,000	39
3.85% due August 2025	—	—	250,000	174
3.68% due May 2028	88,000	147	88,000	209
3.78% due August 2028	15,000	27	15,000	38
3.93% due May 2033	38,000	131	38,000	149
4.22% due May 2038	45,000	196	45,000	212
4.50% due May 2048	20,000	105	20,000	110
4.60% due August 2048	85,000	450	85,000	470
3.21% due April 2030	150,000	692	150,000	852
3.57% due April 2039	50,000	370	50,000	398
2.59% due July 2033	80,000	289	80,000	328
3.14% due July 2041	80,000	358	80,000	381
2.29% due December 2031	50,000	176	50,000	205
2.97% due December 2041	100,000	469	100,000	499
5.51% due April 2035	150,000	703	150,000	779

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	December 31, 2025		December 31, 2024
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt (Continued)
5.92% due April 2053	50,000	270	50,000	280
5.75% due June 2032	125,000	627	—	—
6.13% due June 2037	175,000	915	—	—
6.03% due July 2036	150,000	810	—	—
5.47% due July 2031	200,000	1,041	—	—
PNM 2024 $200.0 Million Term Loan due November 2025	—	—	200,000	57
PNM 2025 $195.0 Million Term Loan due July 2026	195,000	—	—	—
PNM 2025 $120.0 Million Term Loan due May 2027	120,000	85	—	—
	2,874,110	12,213	2,470,016	10,424
Less current maturities	302,648	110	560,907	270
	2,571,462	12,103	1,909,109	10,154
TNMP Debt
First Mortgage Bonds:
6.95% due April 2043	93,198	(12,340)	93,198	(13,056)
3.53% due February 2026	—		60,000	91
3.22% due August 2027	—		60,000	152
3.85% due June 2028	—		60,000	219
3.79% due March 2034	—		75,000	347
3.92% due March 2039	26,900	135	75,000	401
4.06% due March 2044	19,600	108	75,000	433
3.60% due July 2029	1,000	3	80,000	270
2.73% due April 2030	2,000	9	85,000	445
3.36% due April 2050	1,900	15	25,000	210
2.93% due July 2035	6,000	38	25,000	175
3.36% due July 2050	1,300	11	50,000	424
2.44% due August 2035	—		65,000	382
4.13% due May 2052	45,000	274	65,000	409
3.81% due July 2032	2,000	9	95,000	505
5.01% due April 2033	44,000	183	130,000	610
5.47% due July 2053	11,000	55	55,000	286
5.26% due March 2029	32,000	145	32,000	189
5.55% due March 2036	40,000	233	85,000	538
5.65% due July 2039	40,000	238	40,000	256
5.79% due July 2054	48,000	303	128,000	833
5.19% due April 2031	100,000	588	—	—
4.83% due July 2030	245,000	1,183	—	—
5.12% due July 2032	245,000	1,209	—	—
5.44% due July 2035	240,000	1,203	—	—
5.54% due July 2037	100,000	504	—	—
5.93% due July 2045	154,300	787	—	—
6.02% due July 2055	100,000	513	—	—
4.69% due December 2031	70,000	525	—	—
	1,668,198	(4,069)	1,458,198	(5,881)
Less current maturities	—	—	—	—
	1,668,198	(4,069)	1,458,198	(5,881)

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	December 31, 2025		December 31, 2024
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
TXNM Debt
TXNM 2021 Delayed-Draw Term Loan due May 2025	—	—	51,000	34
TXNM 2023 Term Loan due June 2026	—	—	410,000	441
5.75% TXNM Junior Subordinated Convertible Notes due June 2054	550,000	11,514	550,000	10,828
7.00% TXNM 2025 Junior Subordinated Notes due July 2056	350,000	4,086	—	—
	900,000	15,600	1,011,000	11,303
Less current maturities	—	—	51,000	34
	900,000	15,600	960,000	11,269
Total Consolidated TXNM Debt	5,442,308	23,744	4,939,214	15,846
Less current maturities	302,648	110	611,907	304
	$5,139,660	$23,634	$4,327,307	$15,542

Reflecting mandatory tender dates, long-term debt maturities as of December 31, 2025, are follows:

	TXNM	PNM	TNMP	TXNM Consolidated
	(In thousands)
2026	$—	$302,648	$—	$302,648
2027	—	127,721	—	127,721
2028	—	241,162	—	241,162
2029	—	206,629	33,000	239,629
2030	—	159,123	247,000	406,123
Thereafter	900,000	1,836,827	1,388,198	4,125,025
Total	$900,000	$2,874,110	$1,668,198	$5,442,308

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
December 31, 2025, 2024 and 2023
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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Consolidated Statement of Earnings over their term. As of December 31, 2025 and 2024, the unamortized balance of these rights-of-ways was $69.2 million and $67.1 million. During the years ended December 31, 2025, 2024, and 2023, PNM recognized amortization expense associated with these agreements of $4.5 million, $4.3 million, and $3.5 million.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019, are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018, are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At December 31, 2025, residual value guarantees on fleet vehicle and equipment leases are $0.7 million, $0.5 million, and $1.2 million for PNM, TNMP, and TXNM Consolidated.

Energy Storage Agreements

The Company has ESAs with fixed payments over the life of the agreements, that are accounted for as operating leases, for which the Company records the initial lease liabilities and corresponding right-of-use assets. In the third quarter of 2025, an energy storage facility with an aggregate capacity of 50 MW began commercial operation and PNM recorded lease liabilities with a corresponding right-of-use asset of $57.8 million. The Company also has ESAs with monthly payments that vary, depending on the available capacity of the energy storage facility, that are also accounted for as operating leases. However, due to the variable nature of the consideration, these agreements do not require a lease liability or a right-of-use asset to be recorded upon inception. Expenses for this type of lease are reflected in variable lease expense in the tables below. During the fourth quarter of 2025, two existing fixed payment ESAs were amended to variable payments based on available capacity, resulting in a $208 million retirement of unamortized right-of-use assets and associated lease liabilities. In addition, the Company has elected to separate lease components from non-lease components for ESAs and accordingly does not include non-lease components in the measurement of the lease liability or right-of-use asset. The non-lease components which are not included in the measurement of the lease liability or the corresponding right-of-use asset, comprises of 25.5% of the value of the agreements.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Information related to the Company’s operating leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2025			December 31, 2024
	PNM	TNMP	TXNM Consolidated	PNM	TNMP	TXNM Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$107,986	$39	$108,517	$271,433	$923	$272,894
Current portion of operating lease liabilities	8,913	15	8,969	13,542	713	14,293
Long-term portion of operating lease liabilities	96,246	24	96,735	254,702	167	255,376

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019, as financing leases.

Information related to the Company’s financing leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2025			December 31, 2024
	PNM	TNMP	TXNM Consolidated	PNM	TNMP	TXNM Consolidated
	(In thousands)
Financing leases:
Non-utility property	$30,555	$33,344	$65,366	$24,548	$24,420	$50,144
Accumulated depreciation	(13,079)	(14,319)	(27,928)	(10,997)	(13,411)	(24,604)
Non-utility property, net	$17,476	$19,025	$37,438	$13,551	$11,009	$25,540

Other current liabilities	$5,764	$6,604	$12,743	$4,311	$4,527	$9,126
Other deferred credits	11,740	12,456	24,786	9,262	6,504	16,470

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	December 31, 2025			December 31, 2024
	PNM	TNMP	TXNM Consolidated	PNM	TNMP	TXNM Consolidated
Weighted average remaining lease term (years):
Operating leases	15.64	2.63	15.60	17.52	1.10	17.45
Financing leases	3.75	3.48	3.59	3.51	2.80	3.20

Weighted average discount rate:
Operating leases	5.55%	5.39%	5.55%	5.68%	4.41%	5.68%
Financing leases	5.33	5.43	5.37	5.08	5.19	5.12

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Information for the components of lease expense is as follows:

	Year Ended December 31, 2025
	PNM	TNMP	TXNM Consolidated
	(In thousands)
Operating lease cost:
Energy storage leases	$21,972	$—	$21,972
Other operating leases	7,441	434	7,950
Amounts capitalized	(33)	(339)	(372)
Total operating lease expense	29,380	95	29,550
Financing lease cost:
Amortization of right-of-use assets	5,132	6,227	11,720
Interest on lease liabilities	785	821	1,659
Amounts capitalized	(3,856)	(5,859)	(9,715)
Total financing lease expense	2,061	1,189	3,664
Variable lease expense	27,629	—	27,629
Short-term lease expense	721	25	848
Total lease expense for the period	$59,791	$1,309	$61,691

	Year Ended December 31, 2024
	PNM	TNMP	TXNM Consolidated
	(In thousands)
Operating lease cost
Energy storage leases	$13,353	$—	$13,353
Other operating leases	7,722	907	8,679
Amounts capitalized	(101)	(793)	(894)
Total operating lease expense	20,974	114	21,138
Financing lease cost:
Amortization of right-of-use assets	4,554	5,129	9,889
Interest on lease liabilities	603	595	1,229
Amounts capitalized	(3,227)	(4,648)	(7,875)
Total financing lease expense	1,930	1,076	3,243
Variable lease expense	3,900	—	3,900
Short-term lease expense	714	23	787
Total lease expense for the period	$27,518	$1,213	$29,068

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	Year Ended December 31, 2023
	PNM	TNMP	TXNM Consolidated
	(In thousands)
Operating lease cost
Energy Storage leases	$4,351	$—	$4,351
Other operating leases	11,127	1,479	12,606
Amounts capitalized	(374)	(1,298)	(1,672)
Total operating lease expense	15,104	181	15,285
Financing lease cost:
Amortization of right-of-use assets	4,566	4,634	9,253
Interest on lease liabilities	562	497	1,060
Amounts capitalized	(3,190)	(4,250)	(7,440)
Total financing lease expense	1,938	881	2,873
Variable lease expense	1,342	—	1,342
Short-term lease expense	675	29	782
Total lease expense for the period	$19,059	$1,091	$20,282

Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	PNM	TNMP	TXNM Consolidated	PNM	TNMP	TXNM Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,018	$63	$29,147	$21,277	$47	$21,368
Operating cash flows from financing leases	270	185	507	206	102	340
Financing cash flows from financing leases	1,783	1,007	3,137	1,707	971	2,872

Non-cash information related to right-of-use assets obtained or retired in exchange for lease obligations:
Operating leases additions	$57,923	$9	$57,932	$101,594	$100	$102,261
Operating leases retirements	(207,774)	(475)	(208,249)	38	(138)	(117)
Financing leases additions	9,182	14,360	23,861	4,962	3,715	9,850

Capitalized lease costs are reflected as investing activities on the Company’s Consolidated Statements of Cash Flows for the twelve months ended December 31, 2025 and 2024.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Future expected lease payments are shown below:

	As of December 31, 2025
	PNM			TNMP		TXNM Consolidated
		Operating					Operating
	Financing	Energy Storage	Other	Financing	Operating	Financing	Energy Storage	Other
	(In thousands)
2026	$6,319	$6,700	$7,045	$7,318	$16	$14,049	$6,700	$7,130
2027	5,182	$6,700	$7,049	5,439	15	10,999	$6,700	7,134
2028	3,748	$6,700	$7,052	4,310	11	8,253	$6,700	7,135
2029	2,159	$6,700	$7,039	2,754	—	4,955	$6,700	7,114
2030	862	$6,700	$164	815	—	1,678	$6,700	241
Later years	801	94,720	3,497	202	—	1,003	94,720	3,771
Total minimum lease payments	19,071	128,220	31,846	20,838	42	40,937	128,220	32,525
Less: Imputed interest	1,567	51,634	3,273	1,778	3	3,408	51,634	3,407
Lease liabilities	$17,504	$76,586	$28,573	$19,060	$39	$37,529	$76,586	$29,118

The above table includes $16.1 million, $16.9 million, and $33.2 million for PNM, TNMP, and TXNM at December 31, 2025 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At December 31, 2025, the Company has an ESA that has been executed with a lease component that has not yet commenced. The lease component begins in 2029, expires in 2044, and will be recognized as a lease asset and liability upon the commencement. The expected total fixed consideration to be paid for this arrangement, which includes non-lease payments, is approximately $94.3 million over the 20-year terms of the agreements.

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
December 31, 2025, 2024 and 2023
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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the years ended December 31, 2025, 2024, and 2023, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as regulatory assets and liabilities. PNM has no trading transactions.

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

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Consolidated Balance Sheets:

	Economic Hedges
	December 31,
	2025	2024
	(In thousands)
Other current assets	$—	$—
Other current liabilities	—	(5,737)
Net	$—	$(5,737)
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

At December 31, 2025 and 2024, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were zero at December 31, 2025, and $0.1 million at December 31, 2024. These amounts are included in other current assets on the Consolidated Balance Sheets. At both December 31, 2025 and December 31, 2024, there were no obligations to return cash collateral.

At December 31, 2025 and 2024, PNM had no commodity derivative instruments, considered economic hedges, that did not pertain to the NMPRC-approved hedging plan discussed above. Changes in fair value had no impact on PNM’s net earnings during the years ended December 31, 2025 and 2024. Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
December 31, 2025	—	—
December 31, 2024	—	89,900

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

Contingent Feature - Credit Rating	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
December 31, 2025	$—	$—	$—
December 31, 2024	$5,737	$—	$5,737

Non-Derivative Financial Instruments

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 16. At December 31, 2025 and 2024, the fair value of investment securities included $426.4 million and $384.6 million for the NDT, $6.0 million and $8.2 million for the SJGS decommissioning trust, and $73.2 million and $82.7 million for the coal mine reclamation trusts.

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
December 31, 2025, 2024 and 2023
Gains and losses recognized on the Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$38,186	$28,283	$1,086
Net gains (losses) from equity securities still held	(3,455)	(10,071)	14,152
Total net gains (losses) on equity securities	34,731	18,212	15,238
Available-for-sale debt securities:
Net gains (losses) on debt securities	19	8,639	4,008
Net gains (losses) on investment securities	$34,750	$26,851	$19,246

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of zero, $17.8 million, and $19.1 million for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Proceeds from sales	$693,278	$707,338	$574,199
Gross realized gains	$45,218	$35,918	$18,618
Gross realized (losses)	$(7,032)	$(16,814)	$(32,649)

At December 31, 2025, the available-for-sale debt securities held by PNM had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$26,931
After 1 year through 5 years	9,419
$36,350

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

For investment securities, Level 2 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value (“NAV”). For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. Management of the Company independently verifies the information provided by pricing services. Uncategorized investments include collective investment trusts, real estate funds, and multi-strategy hedge funds, which are measured at NAV at the end of each reporting period. Audited financial statements are received for each fund and reviewed by the Company annually. Fair value for these collective investment trusts is measured using a practical expedient provided under GAAP that allows the NAV per share to be used as fair value for investments in certain entities that do not have readily determinable fair values and are

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
considered to be investment companies. Investments valued using this practical expedient are not required to be presented within the GAAP fair value hierarchy.

Items recorded at fair value by PNM on the Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
December 31, 2025
Cash and cash equivalents	$33,469	$33,469	$—
Equity securities:
Corporate stocks, common	154,790	154,790	—
Mutual funds and other	202,995	202,995	—
Available-for-sale debt securities:
U.S. government	30,619	30,619	—	$227
Corporate and other	5,731	—	5,731	102
Investments categorized within the fair value hierarchy	$427,604	$421,873	$5,731	$329
Uncategorized investments:
Collective investment trusts	45,144
Real estate funds	20,307
Hedge funds	12,600
Total investment securities	$505,655

December 31, 2024
Cash and cash equivalents	$150,745	$150,745	$—
Equity securities:
Corporate stocks, common	134,553	134,553	—
Mutual funds and other	135,779	135,779	—
Available-for-sale debt securities:
U.S. government	25,148	25,148	—	$202
Corporate and other	7,196	—	7,196	122
Investments categorized within the fair value hierarchy	$453,421	$446,225	$7,196	$324
Uncategorized investments:
Collective investment trusts	22,103
Total investment securities	$475,524
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Consolidated Balance Sheets are presented below:

	Carrying Amount	Fair Value
December 31, 2025	(In thousands)
TXNM	$5,418,564	$5,506,722
PNM	$2,861,897	$2,757,316
TNMP	$1,672,267	$1,662,457

December 31, 2024
TXNM	$4,923,368	$4,706,076
PNM	$2,459,592	$2,284,362
TNMP	$1,464,079	$1,324,194

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

The carrying amount and fair value of the Company’s other investments presented on the Consolidated Balance Sheets are not material and not shown in the above table.
Investments Held by Employee Benefit Plans
As discussed in Note 11, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans. The fair value of the assets held by the trusts impacts the determination of the funded status of each plan, but the assets are not reflected on the Company’s Consolidated Balance Sheets. Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the “PNMR Master Trust”), which was established for the investment of assets of the pension plans. The PNM and TNMP Pension Plans’ investment allocation targets in 2025 consist of 35% equities, 25% alternative investments (both of which are considered return generating), and 40% fixed income.
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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The fair values of investments held by the employee benefit plans are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2025	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$245,141	$85,676	$159,465
Uncategorized investments	49,404
Total Master Trust Investments	$294,545
TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$31,265	$9,278	$21,987
Uncategorized investments	6,404
Total Master Trust Investments	$37,669

PNM OPEB Plan
Cash and cash equivalents	$556	$556	$—
Equity securities:
Mutual funds	40,424	40,424	—
Investments categorized within fair value hierarchy	$40,980	$40,980	$—
Uncategorized investments
Venture capital and partnership funds	35,722
	$76,702
TNMP OPEB Plan
Cash and cash equivalents	$27	$27	$—
Equity securities:
Mutual funds	6,705	6,705	—
Investments categorized within fair value hierarchy	$6,732	$6,732	$—
Uncategorized investments
Venture capital and partnership funds	657
	$7,389

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2024	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$319,528	$106,220	$213,308
Uncategorized investments	59,546
Total Master Trust Investments	$379,074
TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$33,294	$7,543	$25,751
Uncategorized investments	4,872
Total Master Trust Investments	$38,166
PNM OPEB Plan
Cash and cash equivalents	$825	$825	$—
Equity securities:
Mutual funds	38,713	38,713	—
Investments categorized within fair value hierarchy	$39,538	$39,538	$—
Uncategorized investments:
Venture capital and partnership funds	31,176
Total Master Trust Investments	$70,714
TNMP OPEB Plan
Cash and cash equivalents	$111	$111	$—
Equity securities:
Mutual funds	6,987	6,987	—
Investments categorized within fair value hierarchy	$7,098	$7,098	$—
Uncategorized investments:
Venture capital and partnership funds	484
	$7,582

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The fair values of investments in the PNMR Master Trust are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2025	(In thousands)
PNMR Master Trust
Cash and cash equivalents	$733	$733	$—
Equity securities:
Corporate stocks, common	25,946	25,946	—
Mutual funds and other	128,786	48,165	80,621
Fixed income securities:
U.S. government	42,481	20,110	22,371
International government	4,664	—	4,664
Municipals	3,356	—	3,356
Corporate and other	70,440	—	70,440
Total investments categorized within fair value hierarchy	276,406	$94,954	$181,452
Uncategorized investments:
Private equity funds	1,321
Hedge funds	27,277
Real estate funds	27,210
	$332,214

December 31, 2024
PNMR Master Trust
Cash and cash equivalents	$10,981	$10,981	$—
Equity securities:
Corporate stocks, common	34,418	34,418	—
Mutual funds and other	146,858	45,333	101,525
Fixed income securities:
U.S. government	56,303	23,031	33,272
International government	—	—	—
Municipals	4,718	—	4,718
Corporate and other	99,544	—	99,544
Total investments categorized within fair value hierarchy	352,822	$113,763	$239,059
Uncategorized investments:
Private equity funds	2,846
Hedge funds	34,126
Real estate funds	27,446
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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. In May 2025, the NMPRC approved a new PPA for 167 MW, through 2039, in connection with the 2028 Resource Application. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the years ended December 31, 2025, 2024, and

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
2023, PNM paid $20.1 million, $20.5 million, and $20.3 million for fixed charges and $3.9 million, $2.4 million, and $5.2 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.
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
Summarized financial information for Valencia is as follows:

Results of Operations
	Year Ended December 31
	2025	2024	2023
	(In thousands)
Operating revenues	$24,048	$22,763	$25,421
Operating expenses	6,112	6,723	6,896
Other Misc (Income)/Expense	—	—	(8)
Earnings attributable to non-controlling interest	$17,936	$16,040	$18,533

Financial Position
	December 31,
	2025	2024
	(In thousands)
Current assets	$3,205	$3,095
Net property, plant and equipment	41,570	44,411
Total assets	44,775	47,506
Current liabilities	787	606
Owners’ equity – non-controlling interest	$43,988	$46,900

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 16, PNM and Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC have an agreement under which mine reclamation services for SJGS will be provided.

TXNM has $19.3 million in letters of credit to facilitate the issuance of reclamation bonds. The letters of credit support results in TXNM having a variable interest in WSJ LLC since TXNM is subject to possible loss in the event performance by TXNM is required under the letters of credit support. TXNM considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that WSJ LLC performs the required reclamation of the mine site in accordance with applicable regulations and the reclamation services agreement provides WSJ LLC the ability to recover the cost of reclamation. As discussed in Note 16, each of the SJGS participants has established and actively fund trusts to meet future reclamation obligations.
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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Neither TXNM nor PNM has any ability to direct or influence the reclamation activities.  PNM’s involvement through the reclamation services agreement is a protective right rather than a participating right and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  If WSJ LLC performs reclamation services more efficiently than anticipated, its economic performance will improve.  Conversely, if WSJ LLC does not perform reclamation services as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, TXNM believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either TXNM or PNM. The amounts outstanding under the letters of credit support continue to be TXNM’s maximum exposure to loss from the VIE at December 31, 2025.

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

	Results of Operations
	Year ended December 31,
	2025	2024
	(In thousands)
Electric Operating Revenues	$27,010	$24,798
Depreciation and amortization	6,945	4,550
Interest Charges	19,738	20,073
Other	327	175
Net Earnings	$—	$—

Financial Position
	December 31,
	2025	2024
	(In thousands)
Regulatory assets - Current	$—	$—
Restricted cash (included in Other current assets)	11,954	15,838
Restricted cash (included in Other deferred charges)	1,743	1,748
Securitized Cost (included in Regulatory assets - Deferred)	329,134	336,079
Current installments of long-term debt	7,303	6,907
Accrued interest and taxes	7,306	7,452
Regulatory liabilities - Current	3,009	6,975
Long-term Debt	324,531	331,726

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
December 31, 2025, 2024 and 2023
Plans and TNMP Plans are included in regulated rates to the extent attributable to regulated operations. PNM and TNMP receive a regulated return on the amounts funded for pension and OPEB plans in excess of the periodic cost or income to the extent included in retail rates (a “prepaid pension asset”).
Participants in the PNM Plans include eligible employees and retirees of TXNM and PNM. Participants in the TNMP Plans include eligible employees and retirees of TNMP. The PNM pension plan was frozen at the end of 1997 with regard to new participants, salary levels, and benefits. Through December 31, 2007, additional credited service could be accrued under the PNM pension plan up to a limit determined by age and service. The TNMP pension plan was frozen at December 31, 2005, with regard to new participants, salary levels, and benefits.
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

In December 2025, TXNM, in its capacity as sponsor of the qualified benefit pension plans, entered into a commitment agreement with Delaware Life Insurance Company (the “Insurer”) under which the plans agreed to purchase a nonparticipating single premium group annuity contract that will transfer to the Insurer 62% of the defined benefit pension obligations and associated plan assets related to pension benefits associated with a previously disposed of gas distribution business. The contract covers approximately 1,400 retirees from the previously disposed of business. To the extent provided in the contract, the Insurer has made an irrevocable commitment, and will be solely responsible, to pay benefits of each Participant that are due on and after June 1, 2026. The transaction will result in no changes to the amount of benefits payable to Participants. As a result of the transaction, PNM recognized a one-time settlement charge of $58.8 million related to the immediate recognition of unamortized net actuarial loss associated with the portion of the pension involved in the transaction.

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
December 31, 2025, 2024 and 2023
regarding future compensation levels. The ABO represents the PBO without considering future compensation levels. Since the pension plans are frozen, the PBO and ABO are equal.

The following table presents information about the PBO, fair value of plan assets, and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
	(In thousands)
PBO at beginning of year	$393,361	$418,657	$39,223	$42,582
Service cost	—	—	—	—
Interest cost	21,539	21,709	2,145	2,214
Actuarial (gain) loss	10,160	(6,063)	852	(2,047)
Benefits paid	(39,864)	(40,942)	(5,313)	(3,526)
Settlements	(91,938)	—	—	—
PBO at end of year	293,258	393,361	36,907	39,223
Fair value of plan assets at beginning of year	379,154	407,211	38,225	41,353
Actual return on plan assets	46,156	12,884	4,735	247
Employer contributions	—	1	—	151
Benefits paid	(39,864)	(40,942)	(5,312)	(3,526)
Settlements	(91,938)	—	—	—
Fair value of plan assets at end of year	293,508	379,154	37,648	38,225
Funded status – asset (liability) for pension benefits	$250	$(14,207)	$741	$(998)

Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Discount rates	$8,726	$(9,376)	$577	$(961)
Demographic experience	1,434	3,313	275	(1,125)
Mortality rate	—	—	—	—
Other assumptions and experience	—	—	—	39
	$10,160	$(6,063)	$852	$(2,047)

The following table presents pre-tax information about net actuarial (gain) loss in AOCI as of December 31, 2025.

	PNM	TNMP
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost at beginning of year	$102,513	$—
Experience (gain) loss	(6,163)	(952)
Regulatory asset (liability) adjustment	3,559	952
Amortization recognized in net periodic benefit (income)	(5,415)	—
Pension settlement charge	$(58,768)	$—
Amounts in AOCI not yet recognized in net periodic benefit cost at end of year	$35,726	$—

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	21,539	21,709	23,653
Expected return on plan assets	(29,833)	(31,029)	(29,196)
Amortization of net loss	12,494	10,646	10,583
Amortization of prior service cost	—	—	—
Pension Settlement Charge	$58,768	$—	$—
Net periodic benefit cost	$62,968	$1,326	$5,040
TNMP
Service cost	$—	$—	$—
Interest cost	2,145	2,214	2,402
Expected return on plan assets	(2,933)	(2,749)	(2,697)
Amortization of net loss	672	556	439
Amortization of prior service cost	—	—	—
Settlement loss	—	—	—
Net periodic benefit cost	$(116)	$21	$144

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM	2025	2024	2023
Discount rate for determining December 31 PBO	5.49%	5.78%	5.46%
Discount rate for determining net periodic benefit cost	5.78	5.46	5.74
Expected return on plan assets	7.29	6.86	6.30
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	5.53%	5.78%	5.47%
Discount rate for determining net periodic benefit cost	5.78	5.47	5.75
Expected return on plan assets	7.00	5.95	5.50
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2026 net periodic benefit cost to increase $2.9 million and $0.4 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP pension plans was 12.97% and 13.31% for the year ended December 31, 2025.

The Company’s long-term pension investment strategy is to invest in assets whose interest rate sensitivity is correlated with the pension liability. The Company uses an investment strategy, known as Liability Driven Investing, that increases the liability matching investments as the funded status of the pension plans improve. The Company’s investment allocation targets consist of 35% equities, 25% alternative investments (both of which are considered return generating), and 40% liability matching securities that are primarily bonds and other fixed income investments. Equity investments are primarily in domestic securities that include large-, mid-, and small-capitalization companies. The pension plans have a 13% targeted allocation to equities of companies domiciled primarily in developed countries outside of the U.S. The equity investments category includes active and passive managed domestic equity securities that are benchmarked against a variety of style indices. Fixed income investments are primarily corporate bonds of companies from diversified industries and government securities. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The private equity funds are

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The hedge funds use multi-strategies that pursue various absolute return strategies such as relative value, merger arbitrage, event driven equities, and structured credit. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property, infrastructure, storage facilities and multi-family housing. See Note 9 for fair value information concerning assets held by the pension plans.

The following pension benefit payments are expected to be paid:

	PNM	TNMP
	(In thousands)
2026	$29,416	$4,228
2027	28,934	4,031
2028	28,186	3,937
2029	27,479	3,772
2030	26,491	3,570
2031 - 2035	118,524	14,461

Based on current law, funding requirements, and estimates of portfolio performance, the Company does not expect to make any cash contribution to the pension plans from 2026 through 2030. The funding assumptions were developed using a discount rate of 5.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rates. PNM and TNMP may make additional contributions at their discretion.
Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to date. The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
	(In thousands)
APBO at beginning of year	$41,601	$46,217	$6,754	$7,331
Service cost	—	—	18	21
Interest cost	2,267	2,387	373	385
Participant contributions	1,274	1,463	339	357
Actuarial (gain)	2,460	(2,205)	55	(147)
Benefits paid	(6,115)	(6,261)	(1,079)	(1,193)
Curtailment loss	—	—	—	—
Plan design changes	—	—	183	—
APBO at end of year	41,487	41,601	6,643	6,754
Fair value of plan assets at beginning of year	72,003	73,392	7,542	8,353
Actual return on plan assets	7,832	3,216	711	25
Employer contributions	933	193	—	—
Participant contributions	1,274	1,463	339	357
Benefits paid	(6,114)	(6,261)	(1,080)	(1,193)
Fair value of plan assets at end of year	75,928	72,003	7,512	7,542
Funded status – asset	$34,441	$30,402	$869	$788

As of December 31, 2025, the fair value of plan assets exceeds the APBO for both PNM’s and TNMP’s OPEB Plans, and the resulting net asset is presented in other deferred charges on the Consolidated Balance Sheets.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Discount rates	$822	$(877)	$161	$(179)
Claims, contributions, and demographic experience	1,638	(1,425)	(106)	32
Assumed participation rate	—	97	—	—
Mortality rate	—	—	—	—
Dental trend assumption	—	—	—	—
	$2,460	$(2,205)	$55	$(147)

In the year ended December 31, 2025, actuarial losses of $0.2 million were recorded as adjustments to regulatory assets for the PNM OPEB plan. For the TNMP OPEB plan, actuarial gains of $0.2 million were recorded as adjustments to regulatory liabilities.

The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	2,267	2,387	2,703
Expected return on plan assets	(5,536)	(5,563)	(4,969)
Amortization of net loss	—	—	—
Curtailment loss	—	—	—
Net periodic benefit (income)	$(3,269)	$(3,176)	$(2,266)
TNMP
Service cost	$18	$21	$21
Interest cost	373	385	425
Expected return on plan assets	(481)	(515)	(481)
Amortization of net (gain)	(496)	(642)	(760)
Net periodic benefit (income)	$(586)	$(751)	$(795)

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2025	2024	2023
Discount rate for determining December 31 APBO	5.49%	5.78%	5.48%
Discount rate for determining net periodic benefit cost	5.78	5.48	5.75
Expected return on plan assets	6.95	6.60	5.90
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 APBO	5.49%	5.78%	5.48%
Discount rate for determining net periodic benefit cost	5.78	5.48	5.75
Expected return on plan assets	5.55	5.25	4.70
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2026 net periodic benefit cost to increase $0.8 million and $0.1 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP OPEB plans was 11.2% and 9.9% for the year ended December 31, 2025.
The following table shows the assumed health care cost trend rates for the PNM OPEB plan:

	PNM
	December 31,
	2025	2024
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75	4.75
Year that the rate reaches the ultimate trend rate	2033	2033

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

	PNM	TNMP
	(In thousands)
2026	$4,728	$606
2027	4,519	596
2028	4,312	590
2029	4,007	576
2030	3,782	548
2031 - 2035	16,362	2,493

PNM and TNMP did not make cash contributions to the OPEB trusts in 2025 and less than $0.1 million and $0.2 million in 2024. PNM and TNMP do not expect to make cash contributions to the OPEB trusts in 2026-2030. However, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the PNM OPEB plan. Payments by PNM on behalf of the PNM OPEB plan are expected to be $3.2 million in 2026 and $11.2 million in 2027-2030.

Executive Retirement Programs

TNMP has terminated its Executive Retirement Program as there are no longer any participants. For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
	(In thousands)
PBO at beginning of year	$9,031	$9,714	$—	$316
Service cost	—	—	—	—
Interest cost	487	496	—	15
Actuarial (gain) loss	(371)	(47)	—	(314)
Benefits paid	(1,118)	(1,132)	—	(17)
PBO at end of year – funded status	8,029	9,031	—	—
Less current liability	1,043	1,171	—	—
Non-current liability	$6,986	$7,860	$—	$—

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2025.

	December 31, 2025
	PNM	TNMP
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$1,001	$—
Experience (gain)	(371)	—
Regulatory asset adjustment	215	—
Amortization recognized in net periodic benefit (income)	(79)	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$766	$—

The following table presents the components of net periodic benefit cost:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	487	496	540
Amortization of net loss	189	200	152
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$676	$696	$692
TNMP
Service cost	$—	$—	$—
Interest cost	—	15	18
Amortization of net loss	—	—	—
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$—	$15	$18

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2025	2024	2023
Discount rate for determining December 31 PBO	5.50%	5.78%	5.45%
Discount rate for determining net periodic benefit cost	5.78	5.45	5.73
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	N/A	N/A	5.47%
Discount rate for determining net periodic benefit cost	—	5.47	5.75
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The impacts of changes in assumptions or experience were not significant.

Disbursements under the executive retirement program, funded by PNM and TNMP, which are considered to be contributions to the plan were $1.3 million and zero in the year ended December 31, 2025, and $1.3 million and $0.1 million for the year ended December 31, 2024.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM	TNMP
	(In thousands)
2026	$1,071	$—
2027	1,026	—
2028	973	—
2029	914	—
2030	852	—
2031 - 2035	3,305	—

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

A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
TXNM
401(k) plan	$18,220	$17,514	$16,118
Non-qualified plan	$4,299	$4,350	$1,197
PNM
401(k) plan	$12,458	$11,896	$10,839
Non-qualified plan	$2,783	$2,937	$825
TNMP
401(k) plan	$5,762	$5,617	$5,279
Non-qualified plan	$1,516	$1,414	$372

(12)Stock-Based Compensation

TXNM has various stock-based compensation programs, which provide restricted stock awards, that are performance based and time based, under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees are eligible to participate in the TXNM plans, PNM and TNMP do not have separate employee stock-based compensation plans. Performance stock awards awarded under the PEP are awarded for a three-year, overlapping performance period. Performance stock awards with performance periods ending from 2024 through 2025 did not include market targets. Performance stock awards with performance periods ending after 2025 are subject to achieving both performance and market targets. Other awards of restricted stock are only subject to time-based vesting requirements.

Performance Equity Plan

The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares, performance units, and stock appreciation rights to officers, key employees, and non-employee members of the Board. Restricted stock under the PEP refers to awards of stock subject to vesting, performance, or market conditions rather than to shares with contractual post-vesting restrictions. Generally, the awards vest ratably over three years from the grant date of the award. However, awards with performance or market conditions vest upon satisfaction of those conditions. In addition, plan provisions provide that upon retirement, participants become 100% vested in certain stock awards. The vesting period for awards of restricted stock to non-employee members of the Board is one year. The total number of shares of TXNM common stock subject to all awards under the 2014 PEP, as approved by TXNM’s shareholders in May 2014, may not exceed 13.5 million shares, subject to adjustment and certain share counting rules set forth in the PEP. This share pool is charged five shares for each share subject to restricted stock or other full value award. In May 2023, TXNM’s shareholders approved the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
2023 PEP which set the maximum number of shares subject to all awards to be 2.5 million shares. The 2023 PEP share pool is charged a single share for each award.

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

Total compensation expense for stock-based payment arrangements recognized by TXNM for the years ended December 31, 2025, 2024, and 2023 was $8.8 million, $9.5 million, and $7.2 million. Stock compensation expense of $5.6 million, $5.0 million, and $4.8 million was charged to PNM and $3.2 million, $2.7 million, and $2.4 million was charged to TNMP for the years ended December 31, 2025, 2024, and 2023. At December 31, 2025, TXNM had unrecognized compensation expense related to stock awards of $6.3 million, which is expected to be recognized over an average of 1.62 years.

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

	Year Ended December 31,
Excess Tax Benefits (Deficiencies)	2025	2024	2023
	(In thousands)
PNM	$345	$10	$185
TNMP	162	4	76
TXNM	521	17	261

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

	Year Ended December 31,
Restricted Shares and Performance-Based Shares	2025	2024	2023
Expected quarterly dividends per share	$0.4075	$0.3875	$0.3675
Risk-free interest rate	4.00%	4.27%	4.46%

Market-Based Shares (1)
Dividend yield	3.12%	4.21%	N/A
Expected volatility	15.67%	13.09%	N/A
Risk-free interest rate	4.12%	4.31%	N/A
(1) Restricted stock expected to be awarded under the PEP for performance periods ending in 2023 do not have market targets.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

The following table summarizes activity in restricted stock awards including performance-based and market-based shares:

	Restricted Stock
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	241,237	$37.05
Granted	215,137	48.90
Released	(221,862)	43.10
Forfeited	(6,708)	37.54
Outstanding at December 31, 2025	227,804	$42.30

Included as granted and released in the table above are 50,923 previously awarded shares that were earned for the 2022 - 2024 performance measurement period and ratified by the Board in February 2025 (based upon achieving targets at above “target”, below “maximum” levels). Also included, as granted and released, are 1,524 of other RSAs for participants who retired and immediately vested. Included as released, are 44,577 of previously awarded shares that were earned for the 2023 - 2025 performance measurement period (based upon achieving targets at above “threshold”, below “target” levels) that the Board elected to release in December 2025. Excluded from the table above are 242,177 and 195,119 shares for the three-year performance periods ending in 2026 and 2027 that will be awarded if all performance criteria are achieved at maximum levels and all executives remain eligible.

At December 31, 2023, the Company had active retention agreements with its then Chairman and Chief Executive Officer and its then Senior Vice President and General Counsel under which they would be awarded a total of 26,766 and 8,922 respectively of restricted stock rights if they remained employed through the award’s vesting date which is the earliest of 24 months from the grant date or six months following the termination of the Avangrid Merger. As of December 31, 2023, upon the notice from Avangrid regarding the termination of the Avangrid Merger Agreement, these awards vested on June 30, 2024.

On December 4, 2023, the Company entered into a retention agreement with its then President and Chief Operating Officer under which he would receive a retention bonus of $1.0 million to be paid in increments beginning in December 2023 and continuing each December until 2025. On April 8, 2024, pursuant to the retention agreement, the Board elected to convert the unvested portion of the retention bonus of $0.8 million into restricted stock rights whereby each share of restricted stock is equal to one share of Company common stock as of the first trading day after expiration of the then current black-out period. On May 3, 2024, subsequent to the expiration of the black-out period, 19,851 restricted stock rights were awarded and 6,617 have vested as of December 31, 2024, in accordance with the original terms of the retention agreement. On December 1, 2025, the remaining 13,234 restricted stock rights vested in accordance with the original terms of the retention agreement.

On September 16, 2024, in connection with a one-time sign-on equity grant, the Company’s newly appointed General Counsel, Senior Vice President Regulatory and Public Policy, and Corporate Secretary was awarded 9,300 shares of restricted stock, of which 50% vested immediately and the remaining 50% vested on September 16, 2025.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Year Ended December 31,
Restricted Stock	2025	2024	2023
Weighted-average grant date fair value	$43.10	$38.37	$41.98
Total fair value of restricted shares that vested (in thousands)	$11,748	$8,380	$8,689

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below.

	PNM		TNMP
	December 31,		December 31,
	2025	2024	2025	2024
Assets:	(In thousands)
Current:
FPPAC	$2,039	$30,487	$—	$—
NMPRC hedging plan	—	5,737	—	—
Transmission cost recovery factor	—	—	—	5,268
Energy efficiency costs	—	—	2,583	—
Grid Modernization Plan	6,460	—	—	—
HB 5247	—	—	17,534	—
System Resiliency Plan	—	—	13,169	—
	8,499	36,224	33,286	5,268
Non-Current:
SJGS securitized costs	$329,134	$336,079	$—	$—
SJGS ETA	27,437	24,996	—	—
SJGS - non-ETA	106,349	114,333	—	—
PVNGS leased interest	78,624	82,982	—	—
EIM	11,431	15,189	—	—
TEP	11,620	4,942	—	—
Loss on reacquired debt	11,271	12,507	22,423	23,721
Pension and OPEB	165,243	176,171	19,216	21,087
Deferred income taxes	76,880	74,925	8,258	8,570
Excess ADIT	—	—	12,955	6,542
AMS retirement and other costs	—	—	13,409	12,851
Deferred COVID-19 costs	2,094	3,328	—	—
Hurricane Beryl	—	—	20,510	20,958
Other	12,708	11,858	9,687	10,964
	832,791	857,310	106,458	104,693
Total regulatory assets	$841,290	$893,534	$139,744	$109,961

Liabilities:
Current:
PVNGS rate refunds	$(3,127)	$(19,194)	$—	$—
Renewable energy rider	(1,300)	(4,786)	—	—
Energy efficiency costs	(916)	(2,459)	—	(602)
Transmission cost recovery factor	—	—	(2,592)	—
SJGS securitized costs	(3,009)	(6,975)
Other	(78)	(157)	—	—
	(8,430)	(33,571)	(2,592)	(602)
Non-Current:
Cost of removal	$(252,856)	$(247,280)	$(190,072)	$(147,296)
Deferred income taxes	(221,469)	(253,158)	(76,757)	(80,152)
Renewable energy tax benefits	(12,170)	(13,317)	—	—
PVNGS rate refunds	—	(3,277)	—	—
Pension and OPEB	—	—	(2,084)	(2,589)
COVID-19 cost savings	—	(469)	—	—
Other	(1,911)	(1,200)	—	—
	(488,406)	(518,701)	(268,913)	(230,037)
Total regulatory liabilities	$(496,836)	$(552,272)	$(271,505)	$(230,639)

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding. The Company does not receive or pay a rate of return on the following regulatory assets and regulatory liabilities (and their remaining amortization periods): SJGS securitized costs (over the life of the ETBC I Securitized Bonds); portions of PVNGS Leased Interest (through 2044); PVNGS rate refunds (through 2026); deferred income taxes (over the remaining life of the taxable item, up to the remaining life of utility plant); pension and OPEB costs (through 2040).

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

(14)Construction Program and Jointly-Owned Electric Generating Plants
PNM is a participant in jointly-owned power plant projects. The primary operating or participation agreements for the other joint projects expire in July 2041 for Four Corners, December 2046 for Luna, and November 2047 for PVNGS. PNM’s expenditures for additions to utility plant were $585.2 million in 2025, including expenditures on jointly-owned projects. TNMP does not participate in the ownership or operation of any generating plants, but incurred expenditures for additions to utility plant of $563.1 million during 2025. On a consolidated basis, TXNM’s expenditures for additions to utility plant were $1,195.9 million in 2025.

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
At December 31, 2025, PNM’s interests in jointly-owned generating facilities including transmission, distribution, and plant in common are:

Station (Type)	Plant in Service	Accumulated Depreciation (1)	Construction Work in Progress	Composite Interest
	(In thousands)
PVNGS (Nuclear)	$828,030	$431,571	$30,781	7.29%
Four Corners Units 4 and 5 (Coal)	$323,698	$100,554	$6,516	13.00%
Luna (Gas)	$106,398	$36,881	$2,327	33.33%
(1) Includes cost of removal.
Palo Verde Nuclear Generating Station
PNM is a participant in the three units of PVNGS with APS (the operating agent), SRP, EPE, SCE, SCPPA, and The Department of Water and Power of the City of Los Angeles. PNM has ownership interests of 2.3% in Unit 1, 9.4% in Unit 2, and 10.2% in Unit 3. In January 2023, leased capacity of 104 MW in PVNGS Unit 1 expired and the rights to the capacity were acquired by SRP from the lessors subsequently, making PNM’s interest in PVNGS be 7.6% at December 31, 2023. In January 2024, the leased capacity of 10 MW in PVNGS Unit 2 expired and the rights were also acquired by SRP, reducing PNM’s interest in PVNGS to 7.3%. See Note 8 for additional information concerning the PVNGS leases.
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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Luna Energy Facility

Luna is a combined-cycle power plant near Deming, New Mexico. Luna is owned equally by PNM, Tucson, and Samchully Power & Utilities 1, LLC. The operation and maintenance of the facility have been contracted to North American Energy Services by PNM.

(15)Asset Retirement Obligations
AROs are recorded based on studies to estimate the amount and timing of future ARO expenditures and reflect underlying assumptions, such as discount rates, estimates of the future costs for decommissioning, and the timing of the removal activities to be performed. Approximately 76.2% of PNM’s total ARO liabilities are related to nuclear decommissioning of PVNGS. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions both during and after termination of the leases. Studies of the decommissioning costs of PVNGS, SJGS, Four Corners, and other facilities are performed periodically and revisions to the ARO liabilities are recorded. Changes in the assumptions underlying the calculations may also require revisions to the estimated AROs when identified.
A reconciliation of the ARO liabilities is as follows:

	TXNM	PNM	TNMP
	(In thousands)
Liability at December 31, 2022	$223,377	$222,549	$828
Liabilities incurred	—	—	—
Liabilities settled	(3,482)	(3,482)	—
Accretion expense	10,218	10,148	70
Revisions to estimated cash flows(1)	15,418	15,418	—
Liability at December 31, 2023	245,531	244,633	898
Liabilities incurred	—	—	—
Liabilities settled	(12,451)	(12,432)	(19)
Accretion expense	11,538	11,462	76
Liability at December 31, 2024	244,618	243,663	955
Liabilities incurred(2)	6,226	6,226	—
Liabilities settled	(7,769)	(7,477)	(292)
Accretion expense	12,022	11,941	81
Liability at December 31, 2025	$255,097	$254,353	$744

(1) Reflects an increase of $15.4 million related to an updated PVNGS decommissioning study.
(2) Reflects an increase of $3.4 million related to a new ash pond at Lordsburg station and a $2.8 million increase related to a new Four Corners study for pond and CCR decommissioning projects.

(16)Commitments and Contingencies

Merger-Related Litigation

Counsel for TXNM has received a number of demand letters from certain law firms on behalf of individuals who are purported TXNM shareholders, accompanied by draft complaints naming TXNM and its directors as defendants and alleging that TXNM’s preliminary proxy statement with respect to the Merger omitted or misrepresented certain material information. Such draft complaints include a request for injunctive relief with respect to the TXNM shareholder vote to approve, and the closing of, the Merger, as well as other remedies, including counsel fees. In August 2025, reported shareholders filed complaints in New York state court alleging disclosure violations and seeking injunctive relief. TXNM believes that the allegations set forth in the demand letters, draft complaints, and complaints are without merit and will defend against such actions vigorously.
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
December 31, 2025, 2024 and 2023
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

Commitments and Contingencies Related to the Environment

PVNGS Decommissioning Funding

The costs of decommissioning a nuclear power plant are substantial. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under leases both during and after termination of the leases. PNM has a program for funding its share of decommissioning costs for PVNGS, including portions previously held under leases. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $1.3 million for each of the years ended December 31, 2025, 2024 and 2023 into the qualified trust funds. The fair value of the trusts at December 31, 2025 and 2024 was $426.4 million and $384.6 million.

Nuclear Spent Fuel and Waste Disposal
Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. APS and the DOE entered into a settlement agreement, subsequently extended, that established a process for the payment of claims for costs incurred through December 31, 2025. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. APS is currently evaluating a proposed extension of the settlement agreement to cover costs paid through December 31, 2028. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC.

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At December 31, 2025 and 2024, PNM had a liability for interim storage costs of $15.5 million and $13.4 million, which is included in other deferred credits.

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

The New Mexico Energy Transition Act

The New Mexico Energy Transition Act (“ETA”) sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The passage of the ETA amended the REA to require utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The amendments also allow for the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. Also pursuant to the ETA, the NM Environmental Improvement Board adopted standards of performance that limit CO2 emissions to no more than 1,100 lbs. per MWh beginning January 1, 2023, for new and existing coal-fired EGUs with original installed capacities exceeding 300 MW.

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

SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022. On August 30, 2022, EPA published in the Federal Register an official “Finding of Failure to Submit” for states, including New Mexico, that have not yet submitted a round 2 regional haze SIP. This action by EPA started a two-year clock for it to issue a FIP which deadline has now passed. NMED petitioned the NM Environmental Improvement Board to adopt a proposed SIP and submitted a final revised plan to the NM Environmental Improvement Board on March 3, 2025. PNM submitted comments on the proposed SIP in response to a request for comments by NMED. The NM Environmental Improvement Board held a public hearing from April 28 to April 30, 2025. On December 8, 2025, the NM Environmental Improvement Board adopted the proposed SIP and final rule. No PNM

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
generating stations were identified as reasonable progress units under the adopted SIP indicating that no additional emissions reductions measures may be necessary at this time.

On March 12, 2025, as part of EPA’s list of 31 deregulatory actions, EPA announced it would restructure the Regional Haze Program. On October 2, 2025, EPA published an advanced notice of proposed rulemaking to solicit information from the public to help develop regulatory changes on the implementation and structure of the Regional Haze Rule (“RHR”). The advanced notice itself does not impose any requirements but requests input on how EPA can revise the RHR to streamline regulatory requirements impacting states’ visibility improvement obligations. Comments were due December 1, 2025.

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

In 2024, EPA adopted regulatory actions under CAA Sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term), natural gas co-firing (medium-term), or exempt from the rule via early retirement. The standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups and some power companies and labor unions filed challenges to the rule at the DC Circuit, which heard oral arguments on December 6, 2024. However, President Trump issued several executive orders on January 20, 2025, directing his Administration to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. On March 12, 2025, as part of EPA’s reconsideration of 31 environmental regulations, EPA announced the agency will reconsider the previous Administration’s regulations on GHG standards and guidelines for power plants. On June 17, 2025, EPA published a proposed rule in the Federal Register with two alternatives to repeal or revise the GHG emission standards for EGUs. EPA primarily proposes to find that GHG emissions from fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of CAA Section 111, which would preclude EPA from regulating GHG emissions from those plants. As a result, EPA is proposing to repeal all GHG standards for the power sector promulgated under CAA Section 111 in both 2015 and 2024. EPA also proposed, in the alternative, to find that CCS is not adequately demonstrated and that neither CCS nor gas co-firing are the best system of emission reduction for GHG emissions from power plants, which findings also support repeal of those specific requirements from the rules adopted in 2024. Comments were due by September 15, 2025, and EPA had indicated it intended to finalize the proposed rule in the first quarter of 2026.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
In 2021, President Biden signed an extensive executive order aimed at addressing climate change concerns domestically and internationally. The order was intended to build on the initial climate-related actions the Biden Administration took on January 20, 2021. It addressed a wide range of issues, including establishing climate change concerns as an essential element of U.S. foreign and security policy, identifying a process to determine the U.S. INDC under the Paris Agreement, and establishing a Special Presidential Envoy for Climate that would sit on the National Security Council. On April 22, 2021, at the Earth Day Summit, as part of the U.S.’s re-entry into the Paris Agreement, President Biden unveiled the goal to cut U.S. emissions by 50% - 52% from 2005 levels by 2030, nearly double the GHG emissions reduction target set by the Obama Administration. The 2030 goal joined President Biden’s other climate goals which included a carbon pollution-free power sector by 2035 and a net-zero emissions economy by no later than 2050. In an executive order issued on January 20, 2025, President Trump ordered his Administration to withdraw the U. S. from the Paris Agreement and from any agreement, pact, accord, or similar commitment made under the United Nations Framework Convention on Climate Change.

On August 1, 2025, EPA published a proposal to rescind the 2009 final rule commonly known as the Endangerment Finding. In the Endangerment Finding, EPA found that current and projected atmospheric concentrations of the well-mixed combination of six GHGs threaten public health and welfare, and that the combined emissions of these GHGs from new motor vehicles and engines contribute to the GHG pollution that threatens public health and welfare. This provided the basis for EPA’s subsequent GHG regulations applicable to stationary sources. Comments were due September 15, 2025. On January 7, 2026, EPA sent the proposed rule rescinding the 2009 Endangerment Finding to OMB. On February 12, 2026, the final rule was finalized as proposed, repealing all GHG emission standards for certain vehicles and engines promulgated on the basis of the Endangerment Finding. While the Endangerment Finding did not directly impose any requirements on EGUs, EPA cited the Endangerment Finding as a basis for its authority to regulate GHG emissions from EGUs under CAA Section 111.

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

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS, triggering an obligation for EPA to issue a FIP within two years. In response, NMED

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
submitted a Good Neighbor SIP on July 27, 2021, that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. On March 15, 2023, EPA Administrator Regan signed a final action imposing a FIP on multiple states but did not include a FIP for New Mexico because the most updated modeling available at the time of the proposal confirmed the state did not contribute to downwind ozone nonattainment or maintenance areas. However, the updated modeling EPA used in the final rule indicated that New Mexico may be significantly contributing to one or more non-attainment or maintenance areas. In light of that modeling result, on February 16, 2024, the EPA published a proposed rule partially disapproving the SIPs for New Mexico and four other states (Arizona, Iowa, Kansas, and Tennessee) and expanding the Good Neighbor FIP to apply to these states. The FIP aspect of the proposed rule would have required fossil fuel-fired power plants in these five states to participate in an allowance-based ozone season NOx emissions trading program beginning in 2025, but the outgoing Biden Administration did not finalize the rule. On March 10, 2025, in the DC Circuit, the EPA filed a motion for voluntary remand of its ozone interstate transport FIP for the 2015 ozone NAAQS to reconsider the rule and had anticipated completing a new rulemaking by Fall 2026. In addition, EPA has now reconsidered the policies underlying its Good Neighbor rule, and, on January 30, 2026, EPA issued a proposed rule to approve New Mexico’s SIP submission because it will not contribute significantly to nonattainment or interfere with maintenance of the 2015 8-hour ozone NAAQS in any other state. If finalized, the EPA will withdraw the prior proposed partial SIP disapproval.

PM Standard – In 2023, EPA published, in the Federal Register, a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine PM standard, the daily coarse PM standard, and the secondary PM standards. The final rule was published on March 6, 2024, lowering the primary annual PM 2.5 NAAQS to 9 ug/m3, and became effective May 6, 2024. States will have until March 2032 to attain compliance with the new standard. During the multi-year implementation process, EPA will designate attainment/nonattainment areas by March 6, 2026, and states will submit a SIP to EPA by September 6, 2027. This implementation process also applies to the Albuquerque-Bernalillo County Environmental Health Department who may combine efforts with NMED. However, even before any designations are made, the new standard is effective for conducting required modeling for permit applications and revisions. The lower standard is expected to result in new nonattainment areas throughout the country and could prompt additional PM control requirements, but PNM cannot predict the impacts of the outcome of future rulemaking. The PM standard was challenged in the D.C. Circuit, and, following the change in administration, EPA filed a motion for voluntary vacatur of the rule, which remains pending. Although initial designations were due in February 2026, EPA is expected to seek an extension of that deadline by one year to allow time for the court to rule on the motion for voluntary vacatur.

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
December 31, 2025, 2024 and 2023
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

In 2021, EPA published notice that it would undertake a supplemental rulemaking to revise the ELG after completing its review of the rules reconsidered in 2020. As part of this process, EPA committed to determine whether more stringent limitations and standards would be appropriate. On March 29, 2023, EPA published the proposed ELG Rule in the Federal Register. The proposed rule included stricter limitations for wastewater discharges for coal-fired facilities but allowed for flexibilities for those coal-powered facilities that would decommission or repower by December 31, 2028, to December 31, 2032.

On May 9, 2024, EPA published a final rule to further revise the ELG. This final supplemental rule updated the technology-based limitations applicable to flue gas desulfurization wastewater, bottom ash transport water, and legacy wastewater at existing sources, as well as combustion residual leachate at new and existing sources. The 2024 rule was challenged in the U.S. Court of Appeals for the Eighth Circuit, but the court denied motions for a stay, so the rule remains in effect. On March 12, 2025, EPA announced it would reconsider the ELGs for the steam electric power generating industry. On October 2, 2025, EPA published proposed and direct final rules for extension of deadlines and other provisions. Comments were due November 3, 2025. On November 28, 2025, EPA withdrew the direct final rule due to adverse comments and on December 31, 2025, published a final rule revising various deadlines and other provisions in the 2024 rule.

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
December 31, 2025, 2024 and 2023
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
Field work related to the investigation under both the CAF and abatement plan requirements was completed and activities and findings associated with the field work were presented in two separate reports and released to stakeholders in early 2020. Subsequent field work was completed in July 2020, and two reports were released supporting PNM’s contention that off-site sources have impacted, and are continuing to impact, the local groundwater in the vicinity of the former Santa Fe Generating Station.
In 2021, NMED approved both the field work plans required for site characterization and associated work activities which were completed by the end of 2022 and a report was submitted to NMED in 2023. Groundwater sampling for the abatement plan’s first semiannual work was completed in 2023, and the associated report was completed and submitted to NMED. In addition, the work plan for the 2023 CAF work was completed and submitted to NMED in July 2023. NMED approved this work plan in December 2023. The activities from the work plan include the installation of three monitoring wells which were completed in December 2024. A report summarizing the well installation is under preparation. Site wide sampling was completed in March 2025, with reports provided to NMED. In November 2025 additional groundwater sampling was initiated and completed in December 2025. A report summarizing the groundwater sampling results is under preparation.
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
December 31, 2025, 2024 and 2023
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

Since its Phase Two proposal, EPA has finalized three other rules addressing various CCR rule provisions. In 2020, EPA promulgated its proposed Holistic Approach to Closure Part A (“Part A”), which set forth a new deadline of April 11, 2021, for companies to initiate closure of unlined CCR impoundments. In accordance with the DC Circuit’s vacatur of portions of the 2015 CCR Rule, Part A also changed the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”, triggering closure or retrofit requirements for those impoundments. In addition, Part A delineated a process for owners/operators to submit requests for alternative closure deadlines.

EPA also issued the Holistic Approach to Closure Part B (“Part B”) in 2020, which delineated the process for owners/operators to submit alternate liner demonstrations for clay-lined surface impoundments that could otherwise meet applicable requirements. This rule did not include beneficial use of CCR for closure, which EPA explained would be addressed in subsequent rulemaking actions. On May 18, 2023, EPA published a proposed rule establishing the regulatory requirements for inactive surface impoundments at inactive facilities and a new category of regulated unit called a CCR management unit (“CCRMU”), including groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units (regardless of how or when that CCR was placed), and several technical corrections to the existing regulations. Comments on the proposed rule were due July 17, 2023.

On May 8, 2024, EPA published a final rule that extended federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCRMU (Legacy Rule), including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR rule, inactive CCR landfills, and other areas where CCR was managed directly on the land. The rule became effective on November 8, 2024. EPA included deferral options for smaller CCRMU containing between one and 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that closed prior to the effective date of the new rule (subject to certain eligibility conditions). EPA also codified the controversial definitions of infiltration and liquids that were litigated in the DC Circuit. Six petitions for review of the Legacy Rule were filed and were consolidated into one case by the DC Circuit. The Utility Solid Waste Activities Group, of which TXNM is a member, is a petitioner jointly with the National Rural Electric Cooperative Association, and American Public Power Association. The U.S. Supreme Court denied a requested stay of the rule by East Kentucky Power Cooperative. The DC Circuit agreed to hold the case in abeyance pending the outcome of EPA’s reconsideration of the Legacy Rule, with status reports due on March 16, 2026, and at 90-day intervals thereafter. On July 22, 2025, EPA published a final rule and companion proposal revising the compliance deadlines for CCRMU requirements under the Legacy Rule. In September 2025, EPA withdrew the direct final rule due to adverse comments but subsequently issued a final extension rule on February 6, 2026, delaying the deadline to complete the “Facility Evaluation Report Part 1” until February 9, 2027, and extending all subsequent deadlines, as well. The final extension rule was published in the Federal Register on February 10, 2026.

As of the effective date of the Legacy Rule, one CCRMU was identified at SJGS. SJGS is required, at a minimum, to conduct a two-part evaluation of historic and current CCRMUs with reporting due dates of February 9, 2027, and February 8, 2028 (based on the new final extension rule), with each report posted to a company website by the due date.

At this time, PNM is still evaluating the financial impacts of this final regulation for Four Corners. Initial CCRMU site surveys and final site investigation reports are expected to be finalized by February 9, 2027. Based on the information available to the Company at this time, PNM cannot reasonably estimate the fair value of the entire CCRMU ARO. PNM cannot predict

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
the outcome of the CCRMU site evaluations and investigations, or how these outcomes might affect the associated costs, which might have a material impact on PNM’s operations, financial position, or cash flows.

In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. EPA has not yet finalized the federal permitting program rule. EPA has coordinated with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rulemaking activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

As noted above, SJGS does not operate any onsite CCR impoundments or landfills that are regulated under the 2015 CCR rule, and as of November 8, 2024, identified only one CCRMU that would potentially be regulated under the Legacy Rule. The CCR has since been removed from that unit and PNM will conduct the requisite site investigation reports. PNM would seek recovery from its retail customers of all CCR costs for jurisdictional assets that are ultimately incurred.

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
Other Commitments and Contingencies
Coal Supply

Four Corners
APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. The contract provides for pricing adjustments over its term based on economic indices and certain minimum payments that may be required if no deliveries of coal are taken. As of December 31, 2025, those minimum payments were $41.1 million for 2026, $85.7 million for 2027 and 2028, $91.0 million for 2029 and 2030, and $24.5 million for 2031. PNM’s share of the coal costs is being recovered through the FPPAC.

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
December 31, 2025, 2024 and 2023
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
In 2025, PNM and Westmoreland amended the mine reclamation services agreement to update the capital recovery charges due in each year from 2025 through 2028, which resulted in an increase in overall reclamation costs. As a result, PNM recorded increases in the liabilities related to the underground mine of $0.2 million and the surface mine of $0.2 million. PNM recorded the increase in the liability related to the underground mine as a regulatory asset on the Condensed Consolidated Balance Sheets at December 31, 2025. PNM recorded the increase related to the surface mine liability as a regulatory disallowance on the Consolidated Statements of Earnings for the year ended December 31, 2025.
PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation. In connection with certain mining permits relating to the operation of the San Juan mine, Westmoreland was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of Westmoreland, TXNM entered into the WFB LOC Facility under which letters of credit aggregating $19.3 million are outstanding as of December 31, 2025.
A coal mine reclamation study for the surface mine that serves Four Corners was completed in December 2024. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. PNM remeasured its liability, which resulted in a decrease in overall reclamation costs of $1.6 million, due primarily to lower overhead costs, contractor management costs, and taxes and royalties. Due to the NMPRC cap on the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million, PNM recorded the decrease related to the surface mine liability as a reduction in regulatory disallowance on the Consolidated Statements of Earnings for the year ended December 31, 2024. In 2025, APS provided an update to the cumulative MMBTU consumption for Four Corners for the purpose of allocating final mine reclamation costs. Based on the consumption outlook, PNM’s forecasted share of final reclamation costs was reduced from 9.755% to 9.096%. As a result, PNM recorded a decrease in the liability related to the surface mine of $0.9 million on the Condensed Consolidated Balance Sheets at December 31, 2025. This decrease is also recorded as a $0.9 million reduction in regulatory disallowance on the Consolidated Statements of Earnings for the year ended December 31, 2025.
Based on the most recent estimates, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $30.6 million for the surface mines at both SJGS and Four Corners and $63.1 million for the underground mine at SJGS as of December 31, 2025. At December 31, 2025 and 2024, liabilities, in current dollars, of $20.8 million and $38.3 million for surface mine reclamation and $55.2 million and $52.9 million for underground mine reclamation were recorded in other deferred credits.
The SJGS owners are parties to a reclamation trust funds agreement to provide financial assurance for post-term coal mine reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and meet year-end funding targets set by funding curves that are approved by the SJGS ownership. PNM began using its mine reclamation trust to pay for final mine reclamation costs in April 2023. Because the trust agreement requires meeting specific funding targets at year end, it may be necessary for PNM to make additional contributions to meet those targets. PNM funded $7.0 million in 2025, $27.3 million in 2024, and $2.7 million in 2023. Based on PNM’s reclamation trust fund balance at December 31, 2025, current forecasts, and current funding curve targets, PNM does not anticipate making any contributions in 2026 or 2027.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM did not make any contributions to the escrow account in 2025. PNM funded $3.2 million in 2024 and $0.2 million in 2023 and anticipates providing additional funding of $0.5 million in 2026 and $0.5 million in 2027.

PNM recovers from retail customers’ reclamation costs associated with the underground mine. However, the NMPRC capped the amount collected from retail customers for final reclamation of the surface mines at $100.0 million for both SJGS

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
and Four Corners. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The impacts of changes in New Mexico state law as a result of the enactment of the ETA and regulatory determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. See additional discussion regarding PNM’s SJGS and Four Corners Abandonment Applications in Note 17. PNM is currently unable to determine the outcome of these matters.

SJGS Decommissioning

On November 9, 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 required the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS was retired. The SJGS owners submitted the decommissioning and remediation plan on December 28, 2022. In connection with restructuring of the SJGS ownership on December 31, 2017, PNM and the other SJGS owners entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM made an initial funding of $14.7 million in December 2022 and made additional contribution of $7.0 million in 2024 and $4.7 million in 2025. The amount and timing of additional trust funding is subject to revised decommissioning cost studies and agreement among the SJGS owners. PNM began using its decommissioning trust to pay for demolition and decommissioning costs in October 2023. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those obligations are satisfied. The surety bond only represents a liability if the SJGS owners fail to deliver on its contractual liability.

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

On July 29, 2025, PNM received a letter from the NMED indicating that the NMED designated PNM as a responsible party and requiring a Stage 1 Abatement Plan (“S1AP”) proposal for SJGS for groundwater and soil contamination associated with former operations at SJGS. On November 26, 2025, PNM submitted the S1AP to NMED that was approved on February 9, 2026. The S1AP estimates site investigation and monitoring to be completed by the first quarter of 2027. PNM is currently unable to determine the outcome of this matter.

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

The PVNGS participants maintain insurance for damage to and decontamination of, property at PVNGS in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). The primary policy offered by NEIL contains a sublimit of $2.25 billion for non-nuclear property damage. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium adjustments of $5.3 million. The insurance coverages discussed in this, and the previous paragraph are subject to certain policy conditions, sublimits, and exclusions.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
(17) Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 16.

TXNM

Merger Proceedings

On August 25, 2025, TXNM filed applications for approval of its proposed Merger with Blackstone Infrastructure (Note 22) with the NMPRC, PUCT, and FERC. In addition to strong governance and oversight provisions, the applications include the following benefits for PNM and TNMP’s customers:

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

The NMPRC does not have a statutory timeframe for consideration of the application. On December 5, 2025, the deadline for intervention passed with 19 parties intervening in the matter. A hearing has been scheduled for May 4-15, 2026.

On February 6, 2026, a motion and brief for order was filed, directing the applicants to show cause and for other relief in the pending application with the NMPRC. The motion alleges that the purchase of $400.0 million of TXNM common stock (Note 7) violated Section 62-6-12 of the Public Utility Act because PNM did not receive prior approval of the purchase from the NMPRC. TXNM and PNM believe that the allegations in the motion do not constitute a violation of the Public Utility Act and filed responses in opposition to the motion on February 18, 2026. PNM cannot predict the outcome of this matter.

Application to the PUCT

•Rate credits of $35.0 million to be paid over four years
•$10.0 million in economic development funding to be paid over 10 years
•$5.0 million in additional community support over 10 years to enhance charitable giving

On December 11, 2025, TXNM and Blackstone Infrastructure reached a unanimous settlement with parties in its Merger proceeding filed with the PUCT. Terms of the settlement include additional financial oversight, corporate governance and regulatory protections that favor local communities and the current workforce. Additionally, the settlement removed the $10.0 million in economic development and the $5.0 million in charitable giving and increased the rate credits from $35.0 million to $45.5 million to be paid over four years. The settlement was approved by the PUCT on February 6, 2026.

Application to the FERC

On October 24, 2025, a protest was filed arguing that the proposed Merger posed significant risk of unlawful cross-subsidization, especially benefitting Blackstone Infrastructure’s data centers and energy affiliates, and could harm competition, rates, and regulatory oversight. On November 10, 2025, TXNM and Blackstone Infrastructure filed a response contesting the arguments made in the protest. On December 23, 2025, FERC issued a deficiency letter requesting additional information on any ring-fencing provisions or regulations in place to protect customers from inappropriate cross-subsidization. On January 13, 2026, a response was submitted detailing the extensive ring-fencing provisions in place and relevant regulations set by the NMPRC and the PUCT.

On February 20, 2026, FERC approved the proposed Merger concluding that there is no adverse effect on competition, no adverse rate impacts, and no regulatory gap. FERC rejected claims related to data centers, private equity ownership, and speculative cross-subsidization relying on existing state ring-fencing protections in New Mexico and Texas.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
PNM

New Mexico General Rate Case

2025 Rate Request

On June 14, 2024, PNM filed an application with the NMPRC for a general increase in retail electric rates. The proposed base rate changes would be implemented in two phases, with the first phase effective July 1, 2025, and the second phase effective January 1, 2026. Key aspects of PNM’s request include:
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

On November 26, 2024, PNM filed an unopposed comprehensive stipulation with the NMPRC. Key components agreed upon by the signatories are as follows:
•Overall revenue requirement increase of $105.0 million with the first phase effective July 1, 2025, and the second phase effective April 1, 2026
•ROE of 9.45%
•Capital structure of 51.0% equity
•Maintain currently approved depreciation rates for Four Corners as established in PNM’s 2024 Rate Change and PNM’s NM 2015 Rate Case
•Modification of PNM’s current amortization period through December 31, 2028, on the unprotected Excess Deferred Federal Income Taxes (“EDFIT”) regulatory liability to reflect amortization of remaining unprotected EDFIT through December 31, 2027
•Costs associated with ESAs shall be recovered through base rates
◦PNM will establish a regulatory asset or regulatory liability for the difference in actual ESA costs compared to the forecasted $82.1 million included in base rates in the test period and thereafter until new rates are effective from PNM’s next general rate case filing. The regulatory asset or regulatory liability will be subject to NMPRC approval in PNM’s next rate case
•PNM will establish a regulatory liability associated with investment tax credits for the Sandia energy storage system as proposed in its application
•PNM will establish a regulatory liability equal to the return on legacy meters currently included in rates, as the legacy meters are retired during PNM’s deployment of its approved Grid Modernization Plan
•PNM will make a one-time shareholder contribution of $1.5 million to the Good Neighbor Fund

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
On January 3, 2024, the NMPRC issued a final order authorizing PNM to implement an increase in non-fuel base rates of $15.3 million, effective for service beginning January 15, 2024. The final order included:

•A ROE of 9.26%
•A capital structure of 49.61% equity, 50.10% debt, and 0.29% preferred stock
•Finding of imprudence regarding PNM’s decision to remain in Four Corners and a remedy for the imprudence resulting in a disallowance of $81.0 million to PNM’s total Four Corners net book value
•Approval of $51.3 million of PNM’s requested $96.3 million regulatory asset for PVNGS undepreciated investments, but disallowance of a return on the remaining $45.0 million or any CWIP associated with it
•Requiring that the $38.4 million regulatory liability associated with leased capacity at PVNGS after the Unit 1 lease expired on January 15, 2023, be returned to ratepayers over two years through a separate rate rider
•The approval of new depreciation rates, reflecting shorter useful lives, of PNM’s gas plants with service lives and depreciable lives extending beyond January 1, 2045, which would include PNM’s La Luz and Luna generating stations
•The approval of PNM’s TOD pilot program, with a requirement to make annual compliance filings and to adjust certain rate schedules

As a result of the final order, PNM recorded a regulatory disallowance of $55.5 million on the Consolidated Statement of Earnings and a corresponding reduction to Utility Plant in the year ended December 31, 2023, after accounting for previous impairments, to reflect the remedy adopted in the Final Order for Four Corners. In addition, PNM had recorded a reduction to electric operating revenues of $38.4 million with a corresponding increase to current regulatory liability of $19.2 million and deferred regulatory liability of $19.2 million for the PVNGS rate refunds that are being returned to customers over a two-year period ending March 2026. PNM had also recorded a regulatory disallowance of $8.2 million and a corresponding reduction to Utility Plant for the disallowance of CWIP from PVNGS.

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

The following sets forth PNM’s revenues recorded for the renewable energy rider:

Effective date	Proposed Revenue Collection	Annual Revenues Recorded
	(In millions)
January 1, 2023	$61.0	$56.9
January 1, 2024	59.0	52.0
January 1, 2025	58.7	57.7
Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2024 and does not expect to exceed the limitation in 2025. On May 30, 2025, PNM filed its application for its 2026 renewable energy procurement plan, requesting to collect $54.3 million for the year. On September 25, 2025, the Hearing Examiners issued an

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
RD recommending approval of PNM’s application with no significant modifications and on October 30, 2025, the NMPRC issued a Final Order approving the application as filed.

Energy Efficiency and Load Management

Program Costs and Incentives/Disincentives

The EUEA requires public utilities to achieve specified levels of energy savings and to obtain NMPRC approval to implement energy efficiency and load management programs. The EUEA also requires the NMPRC to remove utility disincentives to implementing energy efficiency and load management programs and to provide incentives for such programs. The EUEA was amended to, among other things, include a decoupling mechanism for disincentives, preclude a reduction to a utility’s ROE based on approval of disincentive or incentive mechanisms, establish energy savings targets for the period 2021 through 2025, and require that annual program funding be 3% to 5% of an electric utility’s annual customer bills excluding gross receipt taxes, franchise and right-of-way access fees, provided that a customer’s annual cost does not exceed seventy-five thousand dollars.

In 2020, PNM received approval for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The program included an annual base incentive of 7.1% of the portfolio budget if PNM were to achieve energy savings of at least 80 GWh in a year. The incentive increases if PNM is able to achieve savings greater than 94 GWh in a year.

Program year	Annual budget
(In millions)
2021	$31.4
2022	31.0
2023	29.6

In 2024, PNM received approval for energy efficiency and load management programs to be offered in 2024, 2025, and 2026 (the “2024 Plan”). The 2024 Plan proposed to continue ten existing energy efficiency programs with modifications and an annual base incentive of 7.1% of the portfolio budget and a sliding scale that provides additional incentive for additional energy saved as a percentage of program cost, up to the maximum allowed by the energy efficiency rule which for PNM is 8.82%.

Program year	Annual budget
(In millions)
2024	$34.5
2025	35.4
2026	36.5
On December 18, 2025, the NMPRC approved PNM’s motion requesting an increase to the previously approved 2025 annual budget of approximately 10% to $38.9 million.

Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years that covers a 20-year planning period and contains an action plan covering the first three years of that period. The IRP establishes a collaborative facilitated process for a utility and stakeholders to agree on a statement of need for potential new or additional resources, as well as an action plan to guide procurement or development of resources to meet the stated need. A most-cost-effective portfolio of resources shall be derived from the statement of need analysis. The statement of need and action plan must be accepted before the utility begins the resource solicitation process pursuant to the IRP Rule. Following acceptance of the statement of need and action plan, a utility will provide the NMPRC and intervenors drafts of the RFP and a timeline for issuing, receiving, evaluating, and ranking bids. The NMPRC will then appoint an Independent Monitor (“IM”) to oversee the RFP process, which allows for parties and the IM to comment on the RFP consistency with the IRP, after which the utility issues the RFP. Within 120 days of receiving bids the utility shall provide the IM with results including pricing and non-price evaluation criteria, ranking of bids, chosen portfolio and alternatives that also meet the needs; the IM then rules on the fairness of the RFP execution. Acceptance of the statement of need and action plan will not constitute a finding of prudency or pre-approval of costs associated with the additional resources. Following the RFP and IM processes, the utility may apply for approvals, and any costs incurred to implement the action plan will be considered in a general rate case and/or resource acquisition proceeding.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
2023 IRP

On December 15, 2023, PNM filed its 2023 IRP with a continued focus on a carbon-free energy system by 2040. The plan highlighted the need for the sustained addition of significant resources over the next two decades, replacing retiring or expiring capacity, meeting concurrent load growth, while reducing the carbon intensity of PNM’s portfolio. On April 4, 2024, the NMPRC accepted PNM’s 2023 IRP.

On December 30, 2024, PNM issued its 2029-2032 RFP for at least 900 MW of new energy resources to come online between 2029 and 2032, with at least 500 MW needed by 2030. The RFP is consistent with the needs identified in PNM’s 2023 IRP, which identified a range of 900 to 2,900 MW of new capacity needed by 2032, depending on the type of resources selected. The 2029-2032 RFP is anticipated to identify potential replacement resources for PNM’s current natural gas generation capacity as well as PNM’s ownership interest in Four Corners. On January 2, 2026, PNM filed a Notice of Material Event for the 2023 IRP to inform the NMPRC of its intent to issue a supplemental RFP for gas-fired resources in response to new customer requirements that have accelerated and increased energy demands beyond previously forecasted resources. On February 4, 2026, the IM appointed to the 2029-2032 RFP concluded that PNM appropriately evaluated the bids, made reasonable portfolio selection decisions, and overall, the RFP process was conducted in a fair, transparent manner that was in compliance with regulatory requirements.

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

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application and on July 6, 2023, the NM Supreme Court affirmed the NMPRC decision concluding that the NMPRC reasonably and lawfully denied PNM’s application for abandonment. As a result of the NM Supreme Court's decision to uphold the NMPRC's denial, the Consolidated Statements of Earnings for the year ended December 31, 2023, reflect a regulatory disallowance of $3.7 million. On April 23, 2024, PNM filed an interim notice informing the NMPRC that PNM’s updated analysis indicates it is in the interest of customers for PNM to remain as a participant in Four Corners until the expiration of the current coal supply agreement in 2031. In August 2024, PNM and NTEC terminated the Four Corners Purchase and Sale Agreement and executed an agreement for the reimbursement of PNM’s initial $15.0 million payment with interest, which was paid in 2024.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
2028 Resource Application

On November 22, 2024, PNM filed an application with the NMPRC seeking approval of ESAs, a PPA, and a CCN for system resources in 2028 to be available to meet summer 2028 customer needs. PNM’s request included:

•Two 150 MW ESAs
•A 167 MW PPA for the Valencia power plant through 2039
•A CCN for a 100 MW solar facility and a 30 MW battery to be PNM-owned and located in San Juan County; the request provides the opportunity to increase the 30 MW battery by an additional 20 MW

On March 12, 2025, PNM and intervening parties filed an unopposed comprehensive stipulation with the NMPRC. The stipulation supports approval of PNM’s application, including the proposed option to increase the 30 MW battery by an additional 20 MW. On May 6, 2025, the hearing examiners issued a certification of stipulation recommending approval of the unopposed stipulation and on June 26, 2025, the NMPRC approved the unopposed stipulation. This matter is now concluded.

Grid Modernization Plan

In October 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Plan with the NMPRC. The projects included in the application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s application included grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The approved rate rider will recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Plan. On October 17, 2024, the NMPRC issued a final order largely approving PNM’s Grid Modernization Plan with minor modifications.

On June 20, 2025, PNM filed its first annual Grid Modernization Plan Review to provide updates on year one implementation progress and outline planned activities for year two, in alignment with regulatory expectations. Additionally, PNM has updated key portions of the forecasted strategy including increasing investments from approximately $344 million to $367 million in the first six years, while decreasing projected operations and maintenance costs by approximately 18%. On February 26, 2026, the NMPRC approved PNM’s first annual Grid Modernization Review and the updated year two revenue requirement. This matter is now concluded.

FERC Order 864

In November 2019, FERC issued Order No. 864, which required public utility transmission providers with transmission formula rates to revise those rates to account for changes resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). PNM has already made revisions to its formula rate to account for Tax Act changes, and, as a result of the Order, PNM proposed additional changes to its formula rate to implement the remaining requirements of the Order. In July 2022, FERC issued an order finding that PNM had predominantly complied with the requirements but set aside certain matters for settlement and hearing procedures.

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
EDAM
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
December 31, 2025, 2024 and 2023
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

On June 13, 2025, PNM filed an application with the NMPRC for an amended special service contract, PPAs, ESAs, special service rate, and an amended rate rider to service a new phase of the data center, the Greater Kudo, LLC Data Center. This amended special service contract requests:

•three 20-year solar PPAs totaling 290 MW
•three 20-year ESAs totaling 268 MW of storage
•a third revised and restated special service contract with Greater Kudo, LLC Data Center
•updates to the special service rate - Renewable Energy Resources, the Green Energy Rider, and the Production Cost Allocation Rider

On July 3, 2025, a procedural order was issued and on October 21, 2025, a prehearing conference was held where all parties agreed that a public hearing was unnecessary and that the evidence on record was sufficient to support a RD. On December 18, 2025, the NMPRC issued a final order approving PNM’s application in its entirety.
BESS Project
On August 6, 2025, PNM filed an application with the NMPRC for approval of a CCN to construct, own, and operate 30 MWs of energy storage. The application consists of 6 MW batteries to be constructed at five existing PNM-owned solar facilities located in Otero County, San Miguel County, Luna County, and two sites in Valencia County. PNM estimates that the Battery Energy Storage System (“BESS”) Project will cost $78.7 million and will assist in serving our summer peak season when operational. PNM expects to seek recovery of these costs in a future rate case.
SB 170 Projects
The enactment of Senate Bill 170 (“SB 170”) allows a utility to defer costs of economic development projects that serve sites certified by the New Mexico Economic Development Department (“NMEDD”). On December 29, 2025, PNM filed an application with the NMPRC for approval of two economic development projects including the Westpointe and Mesa Del Sol Substations and the issuance of an accounting order to defer the costs of the projects as regulatory assets. The projects are estimated to cost $165.5 million and are expected to be reviewed in a future rate proceeding.

Rio Puerco-Pajarito-Prosperity CCN

On December 30, 2025, PNM filed an application with the NMPRC for approval of a CCN and a determination for a new right-of-way. The CCN encompasses a new 345 kV transmission line, existing station expansions, and a new substation. This project aims to enhance reliability and resilience in the Albuquerque area, facilitate the integration of renewable energy, and support economic development. On February 13, 2026, the NMPRC dismissed the application without prejudice and on February 25, 2026, PNM filed a new application for approval of the CCN providing additional clarity and more information on the project. The estimated cost of the project is approximately $247 million and is expected to be reviewed in a future rate proceeding.

TNMP

TNMP Base Rate Review

On November 14, 2025, TNMP filed a general rate proceeding with the PUCT (the “TNMP Base Rate Review”) requesting recovery of $2.8 billion of rate base as of June 30, 2025, a requested ROE of 10.4%, and a 47.54% equity ratio. The TNMP Base Rate Review also includes increases in operations and maintenance expenses that are not recovered through semi-annual TCOS and DCRF filings, excludes increases in interest expense resulting from refinancing of debt associated with the proposed Merger, and requests recovery of $20.5 million associated with Hurricane Beryl restoration costs over a five-year period. If approved by the PUCT, the new rates are expected to become effective in mid-2026. A hearing has been set for March 9, 2026.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed mandated savings goals).
The following sets forth TNMP’s EECRF increases:

Effective Date	Aggregate Collection Amount	Performance Bonus
	(In millions)
March 1, 2023	$7.3	$1.9
March 1, 2024	6.6	1.2
March 1, 2025	7.0	1.3

On May 30, 2025, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2026. On November 14, 2025, the PUCT approved the total amount requested, authorizing recovery of $8.1 million, including a performance bonus of $2.5 million based on TNMP’s energy efficiency achievements in the 2024 plan year.

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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 1, 2023	$157.0	$14.5
July 28, 2024	205.9	15.6
November 17, 2024	43.7	7.7
June 29, 2025	176.6	25.0
December 29, 2025	18.9	1.8

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
HB 5247

On June 20, 2025, Texas House Bill 5247 (“HB 5247”) was signed into law by Governor Gregg Abbott. HB 5247, which took effect immediately, added Section 36.216 to the Public Regulatory Act (“PURA 36.216”), authorizing certain electric utilities with total capital expenditures that exceeded 300 percent of annual depreciation in a calendar year, to elect, in the following calendar year, to file a single, annual proceeding to adjust nonfuel rates on a system-wide basis to reflect changes in transmission and distribution rates previously authorized under certain other interim rate mechanisms. A utility seeking to make this election under PURA 36.216 is required to file a notice with the PUCT informing them of its intent and provide supporting documentation of the applicable capital expenditures at least 60 days before filing the single, annual proceeding and correspondingly must notify the PUCT if the utility determines that it no longer qualifies for continued use of the election. Management has evaluated the application of HB 5247 and PURA 36.216 and determined that TNMP qualifies as the type of electric utility that would be eligible for the election. Upon completion of its general rate proceeding discussed above, TNMP expects to make its first comprehensive filing under Section 36.216 with a view towards recovering costs associated with eligible transmission and distribution investments that were placed into service after December 31, 2024, and that are not currently reflected in rates. In the interim, TNMP is recognizing a regulatory asset for costs associated with eligible transmission and distribution capital investments and is offsetting depreciation, property tax expense, and carrying costs within alternative revenue. At December 31, 2025 the regulatory asset associated with these costs totaled $17.5 million.

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

Hurricane Beryl

On July 8, 2024, Hurricane Beryl made landfall in the Texas Gulf Coast leaving approximately 116,000 customers in the TNMP service area without power. As of December 31, 2025 and 2024, TNMP had incurred $54.0 million and $53.1 million of costs, of which $33.5 million and $32.1 million had been recorded in Utility Plant and $20.5 million and $21.0 million had been recorded as a Regulatory Asset on the Consolidated Balance Sheets. These costs were included in the TNMP Base Rate Review filed on November 14, 2025.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
On December 11, 2024, TNMP filed an unopposed settlement with the PUCT. The settlement includes $565.8 million of capital investments over 2025 through 2027, reflecting 94% of TNMP’s proposed plan investments. The settlement also encompasses $128.2 million of operations and maintenance expenses associated with several programs, including vegetation management and wildfire mitigation. On March 26, 2025, TNMP received the final order from the PUCT which included modifications reflecting capital investments of $545.8 million and $86.1 million of operating and maintenance costs. As of December 31, 2025, TNMP incurred $10.3 million of operating and maintenance costs, all of which have been recorded as a Regulatory Asset on the Condensed Consolidated Balance Sheets. TNMP will seek collection of such costs in a future regulatory proceeding.

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

Beginning February 2018, PNM’s NM 2016 Rate Case reflected the reduction in the federal and state corporate income tax rates, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case and amortization requirements of the tax laws, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017. The remaining balance of the unprotected portion of excess deferred federal income taxes, which was being returned to customers over a period of approximately twenty-three years, will be returned over a five-year period when new rates go into effect from the 2024 Rate Change. Excess deferred state income taxes were returned to customers over a three-year period, which concluded in the first quarter of 2021. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. TXNM, PNM, and TNMP amortized federal excess deferred income taxes of $25.7 million, $23.0 million, and $2.7 million in 2025.

On July 4, 2025, changes in U.S. federal income tax laws were enacted through the OBBBA. The OBBBA generally extends and makes permanent the changes from the Tax Act, including maintaining the 21% corporate tax rate, interest deductibility for regulated electric utilities, and state and local tax deductibility. The OBBBA also accelerates the phase-out of certain Inflation Reduction Act of 2022 energy tax credits and restricts the availability of credits for “foreign entities of concern.” As a result, TXNM anticipates potentially higher costs associated with any future renewable energy development but does not expect other aspects of the OBBBA to have a material impact on its financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
TXNM
TXNM’s income taxes (benefits) consist of the following components:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
U.S. Income from continuing operations before income taxes (benefits)	$180,013	$280,240	$90,529

Current tax expense (benefit)
U.S. federal	$—	$—	$—
U.S. state	1,712	(1,984)	(2,841)
Total current tax expense (benefit)	1,712	(1,984)	(2,841)

Deferred tax expense (benefit)
U.S. federal	6,284	13,042	(11,503)
U.S. state	2,360	10,630	(825)
U.S. amortization of accumulated investment tax credits	(169)	(170)	(1,181)
Total deferred tax expense (benefit)	8,475	23,502	(13,509)

Total income taxes (benefits)	$10,187	$21,518	$(16,350)

TXNM’s provision for income taxes (benefits) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2025		2024		2023
	(In thousands except for rates)
U.S. federal statutory income tax rate	$37,803	21.00%	$58,850	21.00%	$19,011	21.00%

U.S. federal
Nontaxable and nondeductible items
(Earnings) attributable to non-controlling interest in Valencia	(3,767)	(2.09)	(3,368)	(1.20)	(3,892)	(4.30)
Allowance for equity funds used during construction	(3,906)	(2.17)	(3,756)	(1.34)	(3,145)	(3.48)
Non-deductible compensation	1,999	1.11	1,450	0.52	1,659	1.83
Non-deductible merger related costs	—	—	—	—	(1,959)	(2.16)
Other	545	0.30	714	0.26	17	0.02
Tax Credits
Research credits	(1,273)	(0.71)	(533)	(0.19)	(2,074)	(2.29)
Amortization of investment tax credits	(169)	(0.09)	(170)	(0.06)	(1,181)	(1.31)
Sale of NMRD	—	—	(15,713)	(5.61)	—	—
Other	—	—	(109)	(0.04)	(536)	(0.59)
Changes in unrecognized tax benefits	82	0.05	(155)	(0.06)	260	0.29
Changes in valuation allowances	1,356	0.75	890	0.32	1,183	1.31
Other adjustments
Amortization of excess deferred income tax	(25,649)	(14.25)	(23,362)	(8.34)	(22,859)	(25.25)
Other	(50)	(0.03)	(50)	(0.02)	17	0.02
U.S. state income taxes (benefits), net of federal effect	3,216	1.79	6,830	2.44	(2,851)	(3.15)
Total income taxes (benefits)	$10,187	5.66%	$21,518	7.68%	$(16,350)	(18.06)%

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The components of TXNM’s income taxes paid were:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
U.S. federal	$—	$—	$—

U.S. state
New Mexico	—	(1,707)	350
Texas	2,350	709	1,155
Total paid (refunded)	$2,350	$(998)	$1,505

The components of TXNM’s net accumulated deferred income tax liability were:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss	$70,959	$31,592
Regulatory liabilities related to income taxes	74,169	82,702
Federal tax credit carryforwards	127,140	126,770
Regulatory disallowances	42,136	42,330
Regulatory liability SJGS retirement credits	20	40
Other	48,599	52,955
Total deferred tax assets	363,023	336,389

Deferred tax liabilities:
Depreciation and plant related	(880,253)	(794,203)
Investment tax credit	(80,899)	(81,068)
Regulatory assets related to income taxes	(85,926)	(84,053)
Pension	(42,568)	(41,383)
Regulatory asset for shutdown of SJGS Units 2 and 3	(19,265)	(20,860)
Regulatory asset SJGS energy transition property	(83,601)	(85,365)
Regulatory asset PVNGS investment	(19,939)	(21,044)
PVNGS trusts	(47,214)	(48,421)
Other	(64,588)	(59,384)
Total deferred tax liabilities	(1,324,253)	(1,235,781)
Net accumulated deferred income tax liabilities	$(961,230)	$(899,392)

The following table reconciles the change in TXNM’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2025
(In thousands)
Net change in deferred income tax liability per above table	$61,838
Change in tax effects of income tax related regulatory assets and liabilities	(11,079)
Amortization of excess deferred income tax	(25,649)
Tax effect of mark-to-market adjustments	389
Tax effect of excess pension liability	(17,024)
Adjustment for uncertain income tax positions	641
Reclassification of unrecognized tax benefits	(641)
Other	—
Deferred income tax (benefit)	$8,475

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
PNM

PNM’s income taxes (benefits) consist of the following components:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
U.S. Income from continuing operations before income taxes (benefits)	$101,099	$237,469	$37,960

Current tax expense (benefit)
U.S. federal	$(9,044)	$(7,005)	$9,518
U.S. state	(1,114)	(5,681)	(4,304)
Total current tax expense (benefit)	(10,158)	(12,686)	5,214

Deferred tax expense (benefit)
U.S. federal	841	28,183	(22,951)
U.S. state	5,044	13,890	1,150
U.S. amortization of accumulated investment tax credits	(169)	(170)	(171)
Total deferred tax expense (benefit)	5,716	41,903	(21,972)

Total income taxes (benefits)	$(4,442)	$29,217	$(16,758)

PNM’s provision for income taxes (benefits) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2025		2024		2023
	(In thousands except for rates)
U.S. federal statutory income tax rate	$21,231	21.00%	$49,868	21.00%	$7,972	21.00%

U.S. federal
Nontaxable and nondeductible items
(Earnings) attributable to non-controlling interest in Valencia	(3,767)	(3.72)	(3,368)	(1.42)	(3,892)	(10.25)
Allowance for equity funds used during construction	(2,038)	(2.01)	(2,739)	(1.15)	(2,065)	(5.44)
Non-deductible compensation	1,277	1.26	894	0.38	1,015	2.67
Other	(83)	(0.08)	(38)	(0.02)	(870)	(2.29)
Tax Credits
Research credits	(1,170)	(1.16)	(475)	(0.20)	(1,985)	(5.23)
Other	(169)	(0.17)	(170)	(0.07)	(171)	(0.45)
Changes in unrecognized tax benefits	53	0.05	(163)	(0.07)	240	0.63
Changes in valuation allowances	136	0.14	(277)	(0.12)	(224)	(0.59)
Other adjustments
Amortization of excess deferred income tax	(22,966)	(22.72)	(20,750)	(8.74)	(14,252)	(37.54)
Other	(50)	(0.05)	(49)	(0.02)	(34)	(0.09)
U.S. state income taxes (benefits), net of federal effect	3,104	3.07	6,484	2.73	(2,492)	(6.57)
Total income taxes (benefits)	$(4,442)	(4.39)%	$29,217	12.30%	$(16,758)	(44.15)%

The components of PNM’s income taxes paid (refunded) were:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
U.S. federal	$(10,774)	$(2,262)	$(4,794)

U.S. state
New Mexico	(2,562)	(1,796)	(544)
Texas	—	—	—
Total paid (refunded)	$(13,336)	$(4,058)	$(5,338)

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss	$23,654	$—
Regulatory liabilities related to income taxes	56,661	64,481
Federal tax credit carryforwards	97,915	93,481
Regulatory disallowance	42,136	42,330
Regulatory liability SJGS retirement credits	20	40
Other	24,368	35,650
Total deferred tax assets	244,754	235,982

Deferred tax liabilities:
Depreciation and plant related	(655,362)	(582,089)
Investment tax credit	(80,899)	(81,068)
Regulatory assets related to income taxes	(77,648)	(75,464)
Pension	(37,820)	(36,678)
Regulatory asset for shutdown of SJGS Units 2 and 3	(19,265)	(20,860)
Regulatory asset SJGS energy transition property	(83,601)	(85,365)
Regulatory asset PVNGS investment	(19,939)	(21,044)
PVNGS Trusts	(47,214)	(48,421)
Other	(36,534)	(41,211)
Total deferred tax liabilities	(1,058,282)	(992,200)
Net accumulated deferred income tax liabilities	$(813,528)	$(756,218)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2025
(In thousands)
Net change in deferred income tax liability per above table	$57,310
Change in tax effects of income tax related regulatory assets and liabilities	(10,678)
Amortization of excess deferred income tax	(22,966)
Tax effect of mark-to-market adjustments	(2)
Tax effect of excess pension liability	(17,024)
Adjustment for uncertain income tax positions	600
Reclassification of unrecognized tax benefits	(1,524)
Deferred income tax (benefit)	$5,716

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
TNMP
TNMP’s income taxes consist of the following components:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
U.S. Income from continuing operations before income taxes	$156,375	$130,642	$112,234

Current tax expense (benefit)
U.S. federal	$10,188	$(2,549)	$11,354
U.S. state	3,713	3,300	3,055
Total current tax expense	13,901	751	14,409

Deferred tax expense (benefit)
U.S. federal	18,184	26,363	2,917
U.S. state	—	—	(29)
Total deferred tax expense	18,184	26,363	2,888

Total income taxes	$32,085	$27,114	$17,297

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2025		2024		2023
	(In thousands except for rates)
U.S. federal statutory income tax rate	$32,839	21.00%	$27,435	21.00%	$23,569	21.00%

U.S. federal
Nontaxable and nondeductible items	(880)	(0.56)	(86)	(0.07)	(149)	(0.13)
Tax Credits
Research credits	(103)	(0.07)	(58)	(0.04)	(90)	(0.08)
Changes in unrecognized tax benefits	28	0.02	9	0.01	20	0.02
Changes in valuation allowances	(50)	(0.03)	(180)	(0.14)	140	0.12
Other adjustments
Amortization of excess deferred income tax	(2,682)	(1.72)	(2,612)	(2.00)	(8,607)	(7.67)
U.S. state income taxes (benefits), net of federal effect	2,933	1.88	2,606	1.99	2,414	2.15
Total income taxes	$32,085	20.52%	$27,114	20.75%	$17,297	15.41%

The components of TNMP’s income taxes paid were:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
U.S. federal	$2,579	$8,412	$13,990

U.S. state
New Mexico	—	—	—
Texas	4,940	2,609	2,914
Total paid (refunded)	$7,519	$11,021	$16,904

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The components of TNMP’s net accumulated deferred income tax liability were:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$17,508	$18,221
Other	5,099	4,522
Total deferred tax assets	22,607	22,743
Deferred tax liabilities:
Depreciation and plant related	(212,168)	(200,709)
Regulatory assets related to income taxes	(8,278)	(8,589)
Loss on reacquired debt	(4,709)	(4,981)
Pension	(4,749)	(4,706)
AMS	(2,816)	(2,709)
Other	(19,262)	(9,156)
Total deferred tax liabilities	(251,982)	(230,850)
Net accumulated deferred income tax liabilities	$(229,375)	$(208,107)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2025
(In thousands)
Net change in deferred income tax liability per above table	$21,268
Change in tax effects of income tax related regulatory assets and liabilities	(401)
Amortization of excess deferred income tax	(2,682)
Other	(1)
Deferred income tax	$18,184

Other Disclosures

The Company is required to recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits is as follows:

	TXNM	PNM	TNMP
	(In thousands)
Balance at December 31, 2022	$15,154	$12,201	$151
Additions (reductions) based on tax positions related to 2023	(277)	(294)	17
Additions for tax positions of prior years	259	239	20
Balance at December 31, 2023	15,136	12,146	188
Additions based on tax positions related to 2024	19	2	17
Additions (reductions) for tax positions of prior years	(154)	(163)	9
Balance at December 31, 2024	15,001	11,985	214
Additions based on tax positions related to 2025	559	547	12
Additions for tax positions of prior years	82	53	28
Balance at December 31, 2025	$15,642	$12,585	$254

Included in the balance of unrecognized tax benefits at December 31, 2025 are $15.6 million, $12.5 million, and $0.3 million that, if recognized, would affect the effective tax rate for TXNM, PNM, and TNMP. The Company does not anticipate that any unrecognized tax expenses or unrecognized tax benefits will be reduced or settled in 2026.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
TXNM, PNM, and TNMP had no estimated interest income or expense related to income taxes for the years ended December 31, 2025, 2024, and 2023. There was no accumulated accrued interest receivable or payable related to income taxes as of December 31, 2025 and 2024.

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2022 are closed to examination by either federal or state taxing authorities other than Arizona. The tax years prior to 2021 are closed to examination by Arizona taxing authorities. Other tax years are open to examination by federal and state taxing authorities and net operating loss carryforwards are open to examination for the years in which the carryforwards are utilized. At December 31, 2025, the Company has $330.7 million of federal net operating loss carryforwards that expire beginning in 2036 and $130.0 million of federal tax credit carryforwards that expire beginning in 2026. State net operating losses expire beginning in 2038 and vary from federal due to differences between state and federal tax law.

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

The Company earns investment tax credits for construction or purchase of eligible property. The Company uses the deferral method of accounting for these investment tax credits. Impairments of tax attributes after reflecting the expiration of carryforwards under applicable tax laws for 2023 through 2025 are as follows:

	TXNM	PNM	TNMP
	(In thousands)
December 31, 2025:
Federal tax credit carryforwards	$625	$194	$—
Compensation expense	$(120)	$(70)	$(50)
December 31, 2024:
Federal tax credit carryforwards	$131	$—	$—
Compensation expense	$(516)	$(335)	$(179)
December 31, 2023:
Federal tax credit carryforwards	$839	$(427)	$—
Compensation expense	$387	$246	$140

The tax effect of compensation that is not expected to be deductible and impairments of unexpired tax credits are reflected as a valuation allowance against deferred tax assets. The reserve balances, after reflecting expiration of carryforwards under applicable tax laws, at December 31, 2025 and 2024 are as follows:

	TXNM	PNM	TNMP
	(In thousands)
December 31, 2025:
Federal tax credit carryforwards	$2,811	$194	$—
Compensation expense	$476	$324	$152
December 31, 2024:
Federal tax credit carryforwards	$2,186	$—	$—
Compensation expense	$596	$394	$202

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
December 31, 2025, 2024 and 2023
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

For its annual evaluations performed as of April 1, 2024, TXNM performed a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. The quantitative analysis, discussed above, indicated that the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 54%. The qualitative analysis, in addition to the typical considerations discussed above, considered changes in the Company’s expectations of future financial performance since the April 1, 2020 quantitative analysis and the previous qualitative analyses through April 1, 2023, performed for TNMP. This analysis considered events specific to TNMP such as the potential impacts of legal and regulatory matters discussed in Note 16 and Note 17. Based on an evaluation of these and other factors, the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Company determined it was not more likely than not that the April 1, 2024 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2024 annual evaluation, there have been no events or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

For its annual evaluations performed as of April 1, 2025, TXNM performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company’s expectations of future financial performance since the April 1, 2024, quantitative analysis performed for PNM, as well as the April 1, 2020 quantitative analysis and the previous qualitative analyses through April 1, 2024 performed for TNMP. This analysis considered Company-specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Note 16 and Note 17, including the outcomes in the 2025 Rate Request, PNM’s Grid Modernization Plan, and TNMP’s System Resiliency Plan. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2025, carrying values of PNM and TNMP exceeded their fair value.

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

	Year Ended December 31,
	2025	2024	2023
		(In thousands)
Services billings:
TXNM to PNM	$133,409	$132,209	$124,321
TXNM to TNMP	53,852	53,166	47,470
PNM to TNMP	311	440	349
TNMP to TXNM	99	114	141
TNMP to PNM	—	497	—
TXNM to NMRD	—	66	333
Renewable energy purchases:
PNM from NMRD	—	1,523	12,717
Interest billings:
TXNM to PNM	250	142	23
PNM to TXNM	527	612	582
TXNM to TNMP	215	210	129
Income tax sharing payments:
TXNM to PNM	13,336	2,351	5,338
PNM to TXNM	—	—	—
TNMP to TXNM	5,169	10,312	15,749

(21) Equity Method Investment

In September 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. PNMR Development and AEP OnSite Partners each had a 50% ownership interest in NMRD. TXNM accounted for its investment in NMRD using the equity method of accounting because TXNM’s ownership interest results in significant influence, but not

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
control over NMRD and its operations. During 2024 and 2023 PNMR Development and AEP OnSite Partners each made cash contributions of $12.6 million and $26.3 million to NMRD.

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

TXNM presented its share of net earnings from NMRD in other income on the Consolidated Statements of Earnings until the closing of the sale discussed above. Summarized financial information for NMRD is as follows:

	December 31,
	2025	2024	2023
	(In thousands)
Operating revenues	$—	$3,204	$13,629
Operating expenses	—	3,378	8,228
Net earnings	$—	$(174)	$5,401

(22)  Merger

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

The proposed Merger has been unanimously approved by the Board, and it was approved by a majority of the holders of outstanding shares of TXNM common stock, as of the applicable record date, at the special meeting held on August 28, 2025. On January 13, 2026, the waiting period under the HSR Act in connection with the Merger expired and on January 23, 2026, the FCC consented to the two transfers of control applications submitted by Parent and TXNM. Consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including the absence of any material adverse effect on TXNM, the absence of legal prohibition on the consummation of the Merger (a “Legal Restraint”), and absence of any agreement between Parent or TXNM and the FCC or Antitrust Division of the U.S. Department of Justice prohibiting the Merger, and the receipt of certain required regulatory approvals (including NMPRC and NRC). The Merger Agreement does not contain any financing condition. On August 25, 2025, TXNM filed applications for regulatory approvals to the NMPRC, PUCT, and FERC (Note 17). On February 6, 2026, the PUCT approved a unanimous settlement agreement filed by parties to the merger proceeding filed in December and on February 20, 2026, the FERC approved the proposed Merger. The Merger is currently expected to close in the second half of 2026.

The Merger Agreement may be terminated by each of TXNM and Parent under certain circumstances, including if the Merger is not consummated by the 15-month anniversary of the execution of the Merger Agreement (as extended, the “End Date”), so long as failure of the Merger to consummate on or before the End Date was not due to the breach of the Merger Agreement by such party, subject to an automatic extension of the End Date until December 31, 2026 and an additional three-month extension by mutual agreement of the parties, in each case if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals or the absence of a Legal Restraint, have been satisfied or waived. The Merger Agreement also provides for other customary termination rights for both Parent and TXNM. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, TXNM will be required to pay Parent a termination fee of $210.0 million plus certain costs and expenses (“TXNM Termination Fee”). In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party as a result of a Legal Restraint (solely in connection with required regulatory approvals), (ii) if the Merger Agreement is terminated by either party as a result of the Merger not being consummated by the End Date, (iii) the Merger Agreement is terminated by TXNM as a result of a breach of any representation or warranty or failure to perform by Parent or Merger Sub that is not curable or timely cured or (iv) Parent fails to effect the closing when all closing conditions (other than those that by their nature are to be satisfied at closing) have

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
been satisfied or waived and it is otherwise obligated to do so under the Merger Agreement and it further fails to consummate the closing within two business days after receiving notice from TXNM, then, in any such case, upon termination of the Merger Agreement, Parent will be required to pay TXNM a termination fee of $350.0 million plus certain costs and expenses (the “Parent Termination Fee”).

Parent and Merger Sub have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. Pursuant to an equity commitment letter dated May 18, 2025 (the “Equity Commitment Letter”), Blackstone Infrastructure committed to provide Parent, at the consummation of the Merger, with an equity contribution in the amount set forth therein. In addition, pursuant to debt commitment letters (“Debt Commitment Letters”) delivered to Merger Sub, Royal Bank of Canada, MUFG Bank, Ltd., BNP Paribas, Sumitomo Mitsui Banking Corporation and Canadian Imperial Bank of Commerce, New York Branch have agreed to provide debt financing to Merger Sub following the Closing on the terms and subject to the conditions set forth therein. The equity financing, when funded in accordance with the Equity Commitment Letter together with the debt financing when funded in accordance with the Debt Commitment Letters, will provide an amount that is sufficient to fund the (i) payment of the aggregate per share merger consideration, (ii) repayment, prepayment or discharge of certain obligations of the Company and its subsidiaries that would become due (after giving effect to the Merger) and are intended to be repaid at Closing and (iii) payment of all fees and expenses expected to be incurred at Closing in connection therewith. Additionally, following Closing, Parent and TXNM will have sufficient funds to repay, prepay or discharge certain other debt obligations of TXNM. In addition, Blackstone Infrastructure has executed and delivered a limited guarantee in favor of TXNM (the “Limited Guarantee”), pursuant to which Blackstone Infrastructure has guaranteed the obligations of Parent and Merger Sub to pay the Parent Termination Fee and certain other fees and expenses under the Merger Agreement. The Limited Guarantee is capped at $375.0 million.

Upon consummation of the Merger, the outstanding shares of TXNM common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.

SCHEDULE I
TXNM ENERGY, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	21,079	9,406	4,972
Operating (loss)	(21,079)	(9,406)	(4,972)
Other Income and Deductions:
Equity in earnings of subsidiaries	211,603	299,867	133,628
Other income	784	1,427	2,245
Net other income and (deductions)	212,387	301,294	135,873
Interest Charges	57,462	64,916	58,934
Earnings Before Income Taxes	133,846	226,972	71,967
Income Tax (Benefit)	(17,516)	(15,182)	(15,851)
Net Earnings	$151,362	$242,154	$87,818

SCHEDULE I
TXNM ENERGY, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net Cash Flows From Operating Activities	$(62,739)	$(36,927)	$(31,368)
Cash Flows From Investing Activities:
Additions to non-utility plant	(1,568)	839	1,138
Investments in subsidiaries	(373,300)	(112,000)	(85,500)
Cash dividends from subsidiaries	—	153,000	—
Net cash flows from investing activities	(374,868)	41,839	(84,362)
Cash Flows From Financing Activities:
Short-term borrowings (repayments) -affiliate, net	(21,200)	21,100	(5,300)
Revolving credit facility borrowings	927,300	822,000	837,000
Revolving credit facility repayments	(1,018,600)	(797,400)	(777,100)
Long-term borrowings	350,000	550,000	500,000
Repayment of long-term debt	(461,000)	(539,000)	(500,000)
Issuance of common stock	842,739	98,601	198,177
Awards of common stock	(11,972)	(8,460)	(9,646)
Dividends paid	(162,845)	(139,811)	(126,177)
Other, net	(5,258)	(11,945)	(1,221)
Net cash flows from financing activities	439,164	(4,915)	115,733

Change in Cash and Cash Equivalents	1,557	(3)	3
Cash and Cash Equivalents at Beginning of Period	61	64	61
Cash and Cash Equivalents at End of Period	$1,618	$61	$64

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$53,508	$71,917	$47,122
Income taxes paid (refunded), net	$—	$(1,707)	$350

SCHEDULE I
TXNM ENERGY, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands)
Assets
Cash and cash equivalents	$1,618	$61
Intercompany receivables	6,081	—
Income taxes receivable	4,738	15,326
Other current assets	130	15
Total current assets	12,567	15,402
Property, plant and equipment, net of accumulated depreciation of $19,570 and $19,650	21,104	19,536
Investment in subsidiaries	4,260,519	3,625,611
Other long-term assets	63,813	48,312
Total long-term assets	4,345,436	3,693,459
	$4,358,003	$3,708,861
Liabilities and Stockholders’ Equity
Short-term debt	2,600	93,900
Short-term debt-affiliate	9,119	30,319
Current installments of long-term debt	—	50,967
Intercompany payables	—	1,999
Accrued interest and taxes	8,257	6,428
Dividends declared	46,019	36,757
Other current liabilities	788	571
Total current liabilities	66,783	220,941
Long-term debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	884,399	948,731
Other long-term liabilities	2,803	2,803
Total liabilities	953,985	1,172,475
Common stock (no par value; 200,000,000 shares authorized; issued and outstanding 108,921,356 and 92,659,335 shares)	2,563,930	1,724,444
Accumulated other comprehensive income (loss), net of income taxes	(26,816)	(75,708)
Retained earnings	866,904	887,650
Total common stockholders’ equity	3,404,018	2,536,386
	$4,358,003	$3,708,861
See Notes 7, 8, 11, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

SCHEDULE II
TXNM ENERGY, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2023	$4,925	$3,585	$—	$5,122	$3,388
2024	$3,388	$4,184	$—	$6,174	$1,398
2025	$1,398	$4,551	$—	$4,555	$1,394

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2023	$4,925	$3,549	$—	$5,086	$3,388
2024	$3,388	$4,184	$—	$6,174	$1,398
2025	$1,398	$4,551	$—	$4,555	$1,394

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
(In thousands)
Allowance for credit losses, year ended December 31:
2023	$—	$36	$—	$36	$—
2024	$—	$—	$—	$—	$—
2025	$—	$—	$—	$—	$—

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
“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein. TXNM’s internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, as an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal controls.
There have been no changes in TXNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, TXNM’s internal control over financial reporting.
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

(c) Changes in internal controls.

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

C - 1

(c) Changes in internal controls.

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect as Directors the Director Nominees Named in the Proxy Statement” in TXNM’s Proxy Statement relating to the annual meeting of shareholders to be held on June 10, 2026 (the “2026 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after December 31, 2025, to PART I, SUPPLEMENTAL ITEM – “INFORMATION ABOUT EXECUTIVE OFFICERS OF TXNM ENERGY, INC.” in this Form 10-K, “Information About Our Corporate Governance – Code of Ethics,” and “Additional Information About Our Board and Board Committees – Board Committees and their Functions” – “Nominating and Governance Committee” in the 2026 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its website. Information about the Company’s website is included under PART I, ITEM 1 – “WEBSITES” in this Form 10-K.
We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards, In addition, with regard to the Company’s trading in its own securities it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. A copy of our Insider Trading Policy was filed with the 2024 Annual Report on Form 10-K as Exhibit 19.1.

ITEM 11.EXECUTIVE COMPENSATION
Reference is hereby made to “Director Compensation” and “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Pay Versus Performance” in the 2026 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Ownership of Our Common Stock – Largest Shareholders” and “– Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the 2026 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Corporate Governance – Director Independence” and “– Related Person Transaction Policy” in the 2026 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2026 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2026 Proxy Statement for TXNM. All such fees are fees of TXNM. TXNM charges a management fee to PNM and TNMP that includes an allocation of independent auditor fees.
C - 2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Part II, Item 8.

(a) - 2.	Financial Statement Schedules for the years 2025, 2024, and 2023 are omitted for the reason that they are not required, or the information is otherwise supplied under Part II, Item 8.

(a) - 3.	Exhibits:

The documents listed below are being filed herewith, or have been previously filed on behalf of TXNM, PNM or TNMP, and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant (s) File No:

Plan of Acquisition, reorganization, liquidation or succession
2.1	Agreement and Plan of Merger, dated as of May 18, 2025, by and among TXNM Energy, Inc., Troy ParentCo LLC and Troy Merger Sub Inc.	2.1 to TXNM’s Current Report on Form 8-K filed May 19, 2025	1-32462 TXNM
Articles of Incorporation and By-laws
3.1	Restated Articles of Incorporation of TXNM Energy, Inc.	3.1 to TXNM’s Current Report on Form 8-K filed August 6, 2024	1-32462 TXNM

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of TXNM Energy, Inc. with all amendments to and including August 2, 2024	3.2 to TXNM’s Current Report on Form 8-K filed August 6, 2024	1-32462 TXNM

3.5	Bylaws of PNM, with all amendments to and including July 1, 2022	3.5 to PNM’s Current Report on Form 8-K filed July 1, 2022	1-6986 PNM

3.6	Bylaws of TNMP with all amendments to and including June 18, 2013	3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013	2-97230 TNMP

Securities Instruments‡
TXNM
4.1	Description of TXNM Energy, Inc. Securities	4.1 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2024	1-32462 TXNM

4.2	Indenture, dated as of March 15, 2005, between TXNM and JPMorgan Chase Bank, N.A., as Trustee	10.2 to TXNM’s Current Report on Form 8-K filed March 31, 2005	1-32462 TXNM

4.3	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TXNM, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 15, 2005 TXNM Indenture)	4.1 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 TXNM

4.4	Indenture for TXNM Energy, Inc.’s 5.75% Junior Subordinated Convertible Notes due 2054, dated as of June 10, 2024, by and between TXNM Energy, Inc. and Computershare Trust Company, N.A., as trustee	4.1 to TXNM’s Current Report on Form 8-K filed June 10, 2024	1-32462 TXNM

4.5	Indenture for TXNM Energy, Inc.’s 5.75% Junior Subordinated Notes due 2054, dated as of June 10, 2024, by and between TXNM Energy, Inc. and Computershare Trust Company, N.A., as trustee	4.2 to TXNM’s Current Report on Form 8-K filed June 10, 2024	1-32462 TXNM

4.6
Indenture for TXNM Energy, Inc.’s 7.000% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, dated as of December 10, 2025, by and between TXNM Energy, Inc. and U.S. Bank Trust Company, National Association, as trustee
		4.1 to TXNM’s Current Report on Form 8-K filed December 10, 2025	1-32462 TXNM

PNM
4.7	Description of Public Service Company of New Mexico Securities	4.2 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2019	1-6986 PNM

4.8	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.9	Sixth Supplemental Indenture, dated as of May 1, 2003, supplemental to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee (PVNGS Maricopa PCRBs, Series 2003A)	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

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
		4.1 to PNM’s Current Report on Form 8-K filed September 27, 2016	1-6986 PNM

4.14	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 333-53367	333-53367 PNM

4.15	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNM, The Bank of New York Mellon Trust Company and Union Bank, N.A. (for August 1, 1998 PNM Indenture)	4.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

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
		4.1 to TNMP’s Current Report on Form 8-K filed March 29, 2019	2-97230 TNMP

4.21	Eleventh Supplemental Indenture dated as of July 1, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($80,000,000 of 3.60% First Mortgage Bonds due 2029, Series 2019A)	4.1 to TNMP’s Current Report on Form 8-K filed July 1, 2019	2-97230 TNMP

4.22
Twelfth Supplemental Indenture, dated as of April 24, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($85,000,000 of 2.73% First Mortgage Bonds due 2030, Series 2020A, $25,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020B)
		4.1 to TNMP’s Current Report on Form 8-K filed April 24, 2020	2-97230 TNMP

4.23
Thirteenth Supplemental Indenture, dated as of July 15, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($25,000,000 of 2.93% First Mortgage Bonds due 2035, Series 2020C, $50,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020D)
		4.1 to TNMP’s Current Report on Form 8-K filed July 15, 2020	2-97230 TNMP

4.24
Fifteenth Supplemental Indenture, dated as of May 12, 2022, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($65,000,000 of 4.13% First Mortgage Bonds due 2052, Series 2022A)
		4.1 to TNMP’s Current Report on Form 8-K filed May 16, 2022	2-97230 TNMP

4.25
Seventeenth Supplemental Indenture, dated as of July 28, 2022, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($95,000,000 of 3.81% First Mortgage Bonds due 2032, Series 2022C)
		4.1 to TNMP’s Current Report on Form 8-K filed July 28, 2022	2-97230 TNMP

4.26
Eighteenth Supplemental Indenture, dated as of April 28, 2023, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($130,000,000 of 5.01% First Mortgage Bonds due 2033, Series 2023A)
		4.1 to TNMP’s Current Report on Form 8-K filed April 28, 2023	2-97230 TNMP

4.27
Nineteenth Supplemental Indenture, dated as of July 28, 2023, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($55,000,000 of 5.47% First Mortgage Bonds due 2053, Series 2023B)
		4.1 to TNMP’s Current Report on Form 8-K filed July 28, 2023	2-97230 TNMP

4.28	Twentieth Supplemental Indenture, dated as of March 28, 2024, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 28, 2024	2-97230 TNMP

4.29	Twenty-Second Supplemental Indenture, dated as of July 1, 2024, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed July 1, 2024	2-97230 TNMP

4.30	Twenty-Third Supplemental Indenture, dated as of February 14, 2025, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed February 14, 2025	2-97230 TNMP

4.31	Twenty-Fourth Supplemental Indenture, dated as of July 21, 2025, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed July 22, 2025	2-97230 TNMP

4.32	Twenty-Fifth Supplemental Indenture, dated as of November 6, 2025, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed November 6, 2025	2-97230 TNMP

4.33	Twenty-Sixth Supplemental Indenture, dated as of December 18, 2025, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed December 19, 2025	2-97230 TNMP

4.34	Twenty-Seventh Supplemental Indenture, dated as of December 19, 2025, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee	4.2 to TNMP’s Current Report on Form 8-K filed December 19, 2025	2-97230 TNMP
Material Contracts
10.1
Distribution Agreement, dated August 15, 2025, by and among TXNM Energy, Inc., BofA Securities, Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC and Scotia Capital (USA) Inc. (each as sales agent) and Bank of America, N.A., MUFG Securities EMEA plc, Royal Bank of Canada and The Bank of Nova Scotia (each as forward purchaser)
		10.1 to TXNM’s Current Report on Form 8-K filed August 15, 2025	1-32462 TXNM

10.2	Stock Purchase Agreement, dated as of May 18, 2025, by and between TXNM Energy, Inc., and Troy TopCo LP.	10.3 to TXNM’s Current Report on Form 8-K filed May 19, 2025	1-32462 TXNM

10.3	Stock Purchase Agreement, dated as of June 24, 2025, by and among TXNM Energy, Inc., Zimmer Partners, LP and the purchasers named therein	10.1 to TXNM’s Current Report on Form 8-K filed June 24, 2025	1-32462 TXNM

10.4	Twelfth Amendment to and Restatement of Credit Agreement, dated April 1, 2024, among TXNM, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent	10.1 to TXNM’s Current Report on Form 8-K filed April 1, 2024	1-32462 TXNM

10.5	Fourteenth Amendment to Credit Agreement, dated as of May 23, 2025, among TXNM Energy, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.1 to TXNM’s Current Report on Form 8-K filed May 27, 2025	1-32462 TXNM

10.6	Fifteenth Amendment to Credit Agreement, dated as of December 19, 2025, among TXNM, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent	10.1 to TXNM’s Current Report on Form 8-K filed December 19, 2025	1-32462 TXNM

10.7	Seventh Amendment to and Restatement of Credit Agreement, dated as of April 1, 2024, among PNM, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent	10.2 to PNM’s Current Report on Form 8-K filed April 1, 2024	1-6986 PNM

10.8	Eighth Amendment to Credit Agreement, dated as of December 19, 2025, among PNM, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent	10.2 to PNM’s Current Report on Form 8-K filed December 19, 2025	1-6986 PNM

10.9	Term Loan Agreement, dated as of November 10, 2025, among Public Service Company of New Mexico, the lender parties thereto and U.S. Bank National Association, as Administrative Agent	10.1 to PNM’s Current Report on Form 8-K filed November 10, 2025	1-6986 PNM

10.10
Term Loan Agreement, dated as of January 21, 2025, among Public Service Company of New Mexico, the lender parties thereto and Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent
		10.1 to PNM’s Current Report on Form 8-K filed January 22, 2025	1-6986 PNM

10.11	Note Purchase Agreement dated July 28, 2017 between PNM and the purchasers named therein (PNM 2018 SUNs, Series A-H)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017	1-6986 PNM

10.12	Note Purchase Agreement dated April 30, 2020 between PNM and the purchasers named therein (PNM 2020 SUNs, Series A-B)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020	1-6986 PNM

10.13	Note Purchase Agreement, dated July 14, 2021, between PNM and the purchasers named therein (PNM 2021 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed July 14, 2021	1-6986 PNM

10.14	Note Purchase Agreement, dated September 23, 2021, between PNM and the purchasers named therein (PNM September 2021 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed September 23, 2021	1-6986 PNM

10.15	Note Purchase Agreement, dated April 28, 2023, between PNM and the purchasers named therein (PNM 2023 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed April 28, 2023	1-6986 PNM

10.16	Note Purchase Agreement, dated April 23, 2025, between PNM and the purchasers named therein (PNM 2025 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed April 23, 2025	1-6986 PNM

10.17	Note Purchase Agreement, dated July 31, 2025, between PNM and the purchasers named therein (PNM July 2025 SUNs, Series C-D)	10.12 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025	1-6986 PNM

10.18	Credit Agreement, dated as of April 1, 2024, among TNMP, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10.3 to TNMP’s Current Report on Form 8-K filed April 1, 2024	2-97230 TNMP

10.19	First Amendment to Credit Agreement, dated as of May 23, 2025, among TNMP, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent	10.4 to TNMP’s Current Report on Form 8-K filed May 27, 2025	2-97230 TNMP

10.20	Second Amendment to Credit Agreement, dated as of December 19, 2025, among TNMP, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent	10.3 to TNMP’s Current Report on Form 8-K filed December 19, 2025	2-97230 TNMP

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

10.27
Bond Purchase Agreement, dated July 21, 2025, between Texas-New Mexico Power Company and the purchasers named therein ($245,000,000 of 4.83% First Mortgage Bonds due 2030, Series 2025B, $245,000,000 of 5.12% First Mortgage Bonds due 2032, Series 2025C, $240,000,000 of 5.44% First Mortgage Bonds due 2035, Series 2025D, $100,000,000 of 5.54% First Mortgage Bonds due 2037, Series 2025E, $154,300,000 of 5.93% First Mortgage Bonds due 2045, Series 2025F, $100,000,000 of 6.02% First Mortgage Bonds due 2055, Series 2025G)
		10.1 to TNMP’s Current Report on Form 8-K filed July 22, 2025	2-97230 TNMP

10.28	Bond Purchase Agreement, dated November 18, 2025, between Texas-New Mexico Power Company and the purchasers named therein ($70,000,000 of 4.69% First Mortgage Bonds due 2031, Series 2025H)	10.1 to TNMP’s Current Report on Form 8-K filed November 18, 2025	2-97230 TNMP

10.29**	2014 Performance Equity Plan dated May 15, 2014	4.3 to TXNM’s Form S-8 Registration Statement filed May 15, 2014	333-195974 TXNM

10.30**	First Amendment to 2014 Performance Equity Plan	99.1 to TXNM’s Current Report on Form 8-K filed December 15, 2015	1-32462 TXNM

10.31**	Second Amendment to 2014 Performance Equity Plan effective January 1, 2017	10.2 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 TXNM

10.32**	2023 Performance Equity Plan dated May 16, 2023	4.3 to TXNM’s Form S-8 Registration Statement filed May 16, 2023	333-195974 TXNM

10.33**	First Amendment to TXNM 2023 Performance Equity Plan effective December 18, 2024	10.31 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2024	333-195974 TXNM

10.34**	TXNM 2024 Officer Annual Incentive Plan dated May 1, 2024	10.7 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024	1-32462 TXNM

10.35**	First Amendment, dated September 12, 2024, to TXNM 2024 Officer Annual Incentive Plan	10.1 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	1-32462 TXNM

10.36**	Second Amendment, dated December 18, 2024, to TXNM 2024 Officer Annual Incentive Plan	10.35 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2024	333-195974 TXNM

10.37**	TXNM 2025 Officer Annual Incentive Plan dated April 17, 2025	10.3 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025	1-32462 TXNM

10.38**	First Amendment dated July 29, 2025 to TXNM 2025 Officer Annual Incentive Plan	10.7 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025	1-32462 TXNM

10.39**	2019 Long-Term Incentive Plan dated March 28, 2019	10.2 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 TXNM

10.40**	First Amendment to 2019 Long-Term Incentive Plan executed December 28, 2020	10.2 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.41**	Second Amendment dated March 29, 2021 to 2019 Long-Term Incentive Plan	10.4 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 TXNM

10.42**	2020 Long-Term Incentive Plan dated March 30, 2020	10.9 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-32462 TXNM

10.43**	First Amendment to 2020 Long-Term Incentive Plan executed December 28, 2020	10.6 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.44**	Second Amendment dated March 29, 2021 to 2020 Long-Term Incentive Plan	10.5 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 TXNM

10.45**	Letter Amendment to 2020 Long-Term Incentive Plan for Patricia Collawn, effective December 4, 2020	10.4 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.46**	Second Letter Amendment to 2020 Long-Term Incentive Plan for Patricia Collawn, effective March 1, 2022	10.6 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 TXNM

10.47**	Third Amendment dated July 7, 2022 to 2020 Long-Term Incentive Plan	10.4 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 TXNM

10.48**	2021 Long-Term Incentive Plan dated March 29, 2021	10.2 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 TXNM

10.49**	First Amendment dated April 19, 2022 to 2021 Long-Term Incentive Plan	10.4 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 TXNM

10.50**	Second Amendment dated July 7, 2022 to 2021 Long-Term Incentive Plan	10.3 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 TXNM

10.51**	2022 Long-Term Incentive Plan dated April 19, 2022	10.3 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 TXNM

10.52**	First Amendment dated July 7, 2022 to 2022 Long-Term Incentive Plan	10.2 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 TXNM

10.53**	Second Amendment dated September 12, 2024 to TXNM 2022 Long-Term Incentive Plan	10.4 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	1-32462 TXNM

10.54**	Third Amendment, dated December 18, 2024 to TXNM 2022 Long-Term Incentive Plan	10.55 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2024	333-195974 TXNM

10.55**	2023 Long-Term Incentive Plan dated April 19, 2023	10.2 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	1-32462 TXNM

10.56**	First Amendment dated May 1, 2024 to 2023 Long-Term Incentive Plan	10.6 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024	1-32462 TXNM

10.57**	Second Amendment dated September 12, 2024 to TXNM 2023 Long-Term Incentive Plan	10.3 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	1-32462 TXNM

10.58**	Third Amendment, dated December 18, 2024 to TXNM 2023 Long-Term Incentive Plan	10.59 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2024	333-195974 TXNM

10.59**	Fourth Amendment, dated April 17, 2025 to TXNM 2023 Long-Term Incentive Plan	10.4 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025	1-32462 TXNM

10.60**	Fifth Amendment dated July 29, 2025 to TXNM 2023 Long-Term Incentive Plan	10.10 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025	1-32462 TXNM

10.61**	TXNM 2024 Long-Term Incentive Plan dated May 1, 2024	10.5 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024	1-32462 TXNM

10.62**	First Amendment dated September 12, 2024 to TXNM 2024 Long-Term Incentive Plan	10.2 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	1-32462 TXNM

10.63**	Second Amendment, dated December 18, 2024 to TXNM 2024 Long-Term Incentive Plan	10.62 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2024	333-195974 TXNM

10.64**	Third Amendment, dated April 17, 2025 to TXNM 2024 Long-Term Incentive Plan	10.5 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025	1-32462 TXNM

10.65**	Fourth Amendment dated July 29, 2025 to TXNM 2024 Long-Term Incentive Plan	10.9 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025	1-32462 TXNM

10.66**	TXNM 2025 Long-Term Incentive Plan dated April 17, 2025	10.6 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025	1-32462 TXNM

10.67**	First Amendment dated July 29, 2025 to TXNM 2025 Long-Term Incentive Plan	10.8 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025	1-32462 TXNM

10.68**	TXNM Director Deferred Stock Rights Program effective December 18, 2024	10.63 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2024	333-195974 TXNM

10.69**	Acknowledgement Form for officer restricted stock rights and awards granted under the 2014 Performance Equity Plan dated May 15, 2014	10.4.2 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 TXNM

10.70**	2021 Director Compensation Summary	10.1 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.71**	2022 Director Compensation Summary	10.1 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 TXNM

10.72**	Acknowledgement Form with attached Terms and Conditions for restricted stock rights granted to directors on and after 2018 under the 2014 Performance Equity Plan dated May 15, 2014	10.5 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 TXNM

10.73**	Acknowledgement Form with attached Terms and Conditions for restricted stock rights granted to directors on and after 2023 under the 2023 Performance Equity Plan dated May 16, 2023	10.59 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2023	1-32462 TXNM

10.74**	Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to TXNM’s Current Report on Form 8-K filed March 1, 2011	1-32462 TXNM

10.75**	First Amendment to Executive Spending Account Plan effective January 1, 2011	10.7 to TXNM’s Current Report on Form 10-K for the year ended December 31, 2016	1-32462 TXNM

10.76**	Second Amendment to Executive Spending Account executed December 13, 2017	10.2 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 TXNM

10.77**	Third Amendment to Executive Spending Account effective February 22, 2018	10.3 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 TXNM

10.78**	Fourth Amendment to TXNM Executive Choice Account Plan (formerly Executive Spending Account) effective January 1, 2025	10.7 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025	1-32462 TXNM

10.79**	Executive Savings Plan II (amended and restated effective January 1, 2015)	10.1.2 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 TXNM

10.80**	First Amendment to Executive Savings Plan II executed April 15, 2016	10.7 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	1-32462 TXNM

10.81**	Second Amendment to Executive Savings Plan II executed December 28, 2020	10.7 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.82**	Third Amendment to Executive Savings Plan II executed December 18, 2024	10.76 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2024	333-195974 TXNM

10.83**	Summary of Officer Paid Time Off Program	10.6 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 TXNM

10.84**	Non-Union Severance Pay Plan effective December 1, 2021	10.53 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2021	1-32462 TXNM

10.85**	First Amendment to Non-Union Severance Pay Plan effective April 17, 2024	10.79 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2024	333-195974 TXNM

10.86**	Second Amendment to Non-Union Severance Pay Plan effective January 1, 2025	10.8 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025	1-32462 TXNM

10.87**	Officer Retention Plan executed October 20, 2020, as amended and restated effective as of October 20, 2020	10.3 to TXNM’s Current Report on Form 8-K filed October 21, 2020	1-32462 TXNM

10.88**	First Amendment to Officer Retention Plan effective January 1, 2025	10.9 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025	1-32462 TXNM

10.89**	Sign-on Equity Grant Restricted Stock Rights Award Agreement, executed September 6, 2024 for Brian G. Iverson	10.5 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	1-32462 TXNM

10.90**	Officer Life Insurance Plan dated April 28, 2004	10.24.1 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 TXNM

10.91**	First Amendment to Officer Life Insurance Plan dated December 16, 2004	10.27 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2004	333-32170 TXNM

10.92**	Second Amendment to Officer Life Insurance Plan executed April 5, 2007	10.5 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 TXNM

10.93**	Third Amendment to the Officer Life Insurance Plan effective January 1, 2009	10.10 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 TXNM

10.94**	Fourth Amendment to the Officer Life Insurance Plan effective January 1, 2009	10.15 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 TXNM

10.95**	Fifth Amendment to the Officer Life Insurance Plan executed December 16, 2011	10.5 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 TXNM

10.96**	Officer Financial Counseling Program offered by AYCO, a Goldman Sachs Company, effective January 9, 2020	10.61 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2021	1-32462 TXNM

10.97**	Officers Long Term Disability Coverage Description for Prudential Policy effective January 1, 2012	10.8 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2016	333-32170 TXNM

10.98**	Form of Amended and Restated Indemnity Agreement for officers and directors approved July 23, 2019	10.1 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	1-32462 TXNM

10.99**	Employee Retention Agreement, executed December 4, 2023 for Joseph D. Tarry	10.81 to TXNM’s Annual Report on Form 10-K filed for the year ended December 31, 2023	1-32462 TXNM

10.100	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.101
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.102	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.103	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.104	Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973	5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.105	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.106	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.107	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for year ended December 31, 1993	1-6986 PNM

10.108	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1994	1-6986 PNM

10.109	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.110	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.111	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the year ended December 31, 1990	1-6986 PNM

10.112	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2000	1-6986 PNM

10.113	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 13, 2011	10.1 to PNM’s Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

10.114	Amendment No. 16, effective as of April 28, 2014, to the Arizona Nuclear Power Project Participation Agreement	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-6986 PNM

10.115	Master Nuclear Decommissioning Trust Fund Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and The Northern Trust Company, dated June 4, 2024	10.111 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2024	1-6986 PNM

10.116	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.117	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of TXNM and TNMP for approval of the TNP acquisition	10.134 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 TXNM/ TNMP

Policies
19.1	Insider Trading Policy	19.1 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2024	1-32462 TXNM
Subsidiaries
21	Certain subsidiaries of TXNM	Filed herewith	1-32462 TXNM

Auditor Consents

23.1	Consent of KPMG LLP for TXNM Energy, Inc.	Filed herewith	1-32462 TXNM

Officer Certifications

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 TXNM

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 TXNM

31.3	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

31.4	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

31.5	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

31.6	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 TXNM

32.2	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

32.3	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

Additional Exhibits
97	TXNM Compensation Recoupment Policy (Clawback Policy)	97 to TXNM’s Annual Report on Form 10-K filed for the year ended December 31, 2023	1-32462 TXNM

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

TXNM Energy, Inc.
(Registrant)

Date:	February 27, 2026	By	/s/ J. D. Tarry
J. D. Tarry
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. D. Tarry	Principal Executive Officer and Director	February 27, 2026
J. D. Tarry
President and Chief Executive Officer

/s/ P. K. Collawn	Chairman of the Board	February 27, 2026
P. K. Collawn
Executive Chairman

/s/ H. E. Monroy	Principal Financial Officer	February 27, 2026
H. E. Monroy
Senior Vice President and Chief Financial Officer

/s/ G. R. Bischoff	Principal Accounting Officer	February 27, 2026
G. R. Bischoff
Vice President and Corporate Controller

/s/ V.A. Bailey	Director	February 27, 2026
V.A. Bailey

/s/ N.P. Becker	Director	February 27, 2026
N. P. Becker

/s/ E. R. Conley	Director	February 27, 2026
E. R. Conley

/s/ S. M. Gutierrez	Director	February 27, 2026
S. M. Gutierrez

/s/ J.A. Hughes	Director	February 27, 2026
J.A. Hughes

/s/ S. Maestas	Director	February 27, 2026
S. Maestas

/s/ L. Montoya	Director	February 27, 2026
L. Montoya

/s/ M. T. Mullarkey	Director	February 27, 2026
M. T. Mullarkey

E - 1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	February 27, 2026	By	/s/ J. D. Tarry
J. D. Tarry
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. D. Tarry	Principal Executive Officer and Director	February 27, 2026
J. D. Tarry
President and Chief Executive Officer

/s/ H. E. Monroy	Principal Financial Officer and Director	February 27, 2026
H. E. Monroy
Senior Vice President and Chief Financial Officer

/s/ G. R. Bischoff	Principal Accounting Officer	February 27, 2026
G. R. Bischoff
Vice President and Corporate Controller

/s/ P. K. Collawn	Chairman of the Board	February 27, 2026
P. K. Collawn

/s/ M. M. Jacobson	Director	February 27, 2026
M. M. Jacobson
E - 2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	February 27, 2026	By	/s/ J. D. Tarry
J. D. Tarry
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. D. Tarry	Principal Executive Officer and Director	February 27, 2026
J. D. Tarry
Chief Executive Officer

/s/ H. E. Monroy	Principal Financial Officer and Director	February 27, 2026
H. E. Monroy
Senior Vice President and Chief Financial Officer

/s/ G. R. Bischoff	Principal Accounting Officer	February 27, 2026
G. R. Bischoff
Vice President and Corporate Controller

/s/ P. K. Collawn	Chairman of the Board	February 27, 2026
P. K. Collawn

/s/ M. M. Jacobson	Director	February 27, 2026
M. M. Jacobson

/s/ J. N. Walker	Director	February 27, 2026
J. N. Walker
E - 3