Form 10-Q
period 2026-03-31
TXNM ENERGY INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2026-05-01
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of April 24, 2026, 110,707,257 shares of common stock, no par value per share, of TXNM were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of April 24, 2026, was 39,117,799 all held by TXNM (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of April 24, 2026, was 6,358 all held indirectly by TXNM (and none held by non-affiliates).

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

[INDEX]

GLOSSARY

Definitions:
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
2025 Rate Request	PNM’s request for a general increase in electric rates filed with the NMPRC on June 14, 2024 using a FTY beginning July 1, 2025
2028 Resource Application	PNM’s November 22, 2024 application with the NMPRC for approval of resources to be available for the 2028 summer peak
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc. until the completion of its sale on September 30, 2024 to Basalt Infrastructure Partners LLC
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
Blackstone Infrastructure	Blackstone Infrastructure Partners L.P.
Board	Board of Directors of TXNM
CAA	Clean Air Act
CAISO	California Independent System Operator
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCS	Carbon Capture and Storage/Sequestration
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
Community Solar Act	Senate Bill 84 effective June 18, 2021
Convertible Notes	TXNM’s $550.0 million junior subordinated convertible notes issued on June 10, 2024, and June 21, 2024
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
EDAM	Extended Day Ahead Market
EEI	Edison Electric Institute, an association representing all U.S. investor-owned electric companies
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
Energy Transition Charge(s)	Rate rider established to collect non-bypassable customer charges for repayment of the ETBC I Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA(s)	Energy Storage Agreement(s)
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
ETBC I Securitized Bonds	On November 15, 2023, ETBC I issued $343.2 million aggregate principal amount of its senior secured energy transition bonds, Series A in two tranches
EUEA	The New Mexico Efficient Use of Energy Act
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FMB	First Mortgage Bond
Four Corners	Four Corners Power Plant
Four Corners CSA	Four Corners’ coal supply contract with NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year

GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
Grid Modernization Plan	PNM’s NMPRC approved plan for grid modernization that includes investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of TXNM pursuant to the Merger Agreement, with TXNM surviving as a direct, wholly-owned subsidiary of Parent (an affiliate of Blackstone Infrastructure Partners L.P.)
Merger Agreement	The Agreement and Plan of Merger, dated May 18, 2025, by and among TXNM, Parent, and Merger Sub
Merger Sub	Troy Merger Sub Inc., a New Mexico corporation, direct subsidiary of Parent and affiliate of Blackstone Infrastructure Partners L.P., which will merge with and into TXNM at the Effective Time of the Merger
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trusts for PVNGS
NM	New Mexico
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OBBBA	One Big Beautiful Bill Act of 2025
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Parent	Troy ParentCo LLC, a Delaware limited liability company and an affiliate of Blackstone Infrastructure Partners L.P.
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PEP	Performance Equity Plan
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2024 Term Loan	PNM’s $200.0 million term loan that matures on November 10, 2025
PNM 2025 Term Loan	PNM’s $195.0 Million Unsecured Term Loan issued on January 21, 2025
PNM April 2025 Note Purchase Agreement	PNM’s agreement for sale of PNM’s April 2025 SUNs
PNM April 2025 SUNs	PNM’s $300.0 million Senior Unsecured Notes issued on April 23, 2025
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility

PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of TXNM
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
REP(s)	Retail Electricity Provider
RFP	Request for Proposal
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	TNMP’s System Resiliency Plan
SUNs	Senior Unsecured Notes
TCJA	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP February 2025 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP February 2025 Bond Purchase Agreement
TNMP February 2025 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $140.0 Million of TNMP February 2025 Bonds
TNMP Revolving Credit Facility	TNMP’s $200.0 million Secured Revolving Credit Facility
TSA(s)	Transmission Service Agreement(s)
TXNM	TXNM Energy, Inc. formerly known as PNM Resources, Inc. (“PNMR”)
TXNM Revolving Credit Facility	TXNM’s $300.0 million Unsecured Revolving Credit Facility
U.S.	The Unites States of America
U.S. Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
Western Spirit Line	An approximately 150-mile 345-kV transmission line
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of San Juan Coal Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Electric Operating Revenues	$504,982	$482,792
Operating Expenses:
Cost of energy	166,492	169,182
Administrative and general	66,913	60,769
Energy production costs	24,403	24,546
Depreciation and amortization	112,323	104,551
Transmission and distribution costs	25,887	25,505
Taxes other than income taxes	31,953	26,350
Total operating expenses	427,971	410,903
Operating income	77,011	71,889
Other Income and Deductions:
Interest income	3,567	4,247
(Losses) on investment securities	(8,944)	(1,241)
Other income	6,857	4,729
Other (deductions)	(1,900)	(2,258)
Net other income and deductions	(420)	5,477
Interest Charges	68,595	63,551
Earnings before Income Taxes	7,996	13,815
Income Taxes (Benefits)	(9)	1,018
Net Earnings	8,005	12,797
(Earnings) Attributable to Valencia Non-controlling Interest	(4,136)	(3,742)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to TXNM	$3,737	$8,923
Net Earnings Attributable to TXNM per Common Share:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10
Dividends Declared per Common Share	$0.4225	$0.4075

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net Earnings	$8,005	$12,797
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) of $0 and $(68)	1	199
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $38 and $35	(112)	(102)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(217) and $(349)	638	1,025
Fair Value Adjustment for Cash Flow Hedges:
Reclassification adjustment for amortization of losses recognized in net earnings, net of income tax (expense) benefit of $(12) and $0	35	—
Total Other Comprehensive Income	562	1,122
Comprehensive Income	8,567	13,919
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,136)	(3,742)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to TXNM	$4,299	$10,045

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$8,005	$12,797
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	125,431	114,300
Deferred income tax expense (benefit)	(547)	618
Losses on investment securities	8,944	1,241
Stock based compensation expense	5,110	2,972
Allowance for equity funds used during construction	(5,014)	(1,555)
Other, net	1,202	861
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	23,500	8,546
Materials, supplies, and fuel stock	(8,197)	(1,383)
Other current assets	(17,871)	(4,401)
Other assets	(11,432)	(5,067)
Accounts payable	(4,196)	21,652
Accrued interest and taxes	11,043	(1,409)
Other current liabilities	1,617	(12,681)
Other liabilities	15,593	4,766
Net cash flows from operating activities	153,188	141,257

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(312,716)	(342,624)
Proceeds from sales of investment securities	110,074	90,103
Purchases of investment securities	(112,748)	(92,457)
Other, net	38	(31)
Net cash flows used in investing activities	(315,352)	(345,009)

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$667,800	$513,000
Revolving credit facilities repayments	(586,000)	(528,600)
Long-term borrowings	—	335,000
Repayment of long-term debt	(3,601)	(3,406)
Issuance of common stock	103,687	—
Awards of common stock	(5,385)	(6,307)
Dividends paid	(46,151)	(37,891)
Valencia’s transactions with its owner	473	(4,270)
Transmission interconnection and security deposit arrangements	18,213	12,640
Refunds paid under transmission interconnection and security deposit arrangements	(5,136)	(80,752)
Debt issuance costs and other, net	(1,853)	(1,854)
Net cash flows from financing activities	142,047	197,560

Change in Cash, Cash Equivalents, and Restricted Cash	(20,117)	(6,192)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	31,953	22,085
Cash, Cash Equivalents, and Restricted Cash at End of Period	$11,836	$15,893

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$13,697	$17,587
At end of period	$6,216	$9,840

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$46,310	$52,333
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$81,423	$62,988

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,620	$18,256
Accounts receivable, net of allowance for credit losses of $1,498 and $1,394	135,926	151,804
Unbilled revenues	59,213	68,214
Other receivables	72,809	53,875
Materials, supplies, and fuel stock	189,512	181,316
Regulatory assets	61,713	41,785
Prepaid assets	24,912	28,946
Income taxes receivable	7,784	8,322
Other current assets	4,730	12,144
Total current assets	562,219	564,662
Other Property and Investments:
Investment securities	494,554	505,655
Other investments	264	302
Non-utility property, net	41,376	40,729
Total other property and investments	536,194	546,686
Utility Plant:
Plant in service and plant held for future use	11,685,689	11,592,121
Less accumulated depreciation and amortization	3,083,085	3,010,588
	8,602,604	8,581,533
Construction work in progress	763,659	653,206
Nuclear fuel, net of accumulated amortization of $32,070 and $27,953	78,381	76,696
Net utility plant	9,444,644	9,311,435
Deferred Charges and Other Assets:
Regulatory assets	938,500	939,249
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	49,740	108,517
Other deferred charges	328,776	310,439
Total deferred charges and other assets	1,595,313	1,636,502
	$12,138,370	$12,059,285

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$263,200	$181,400
Current installments of long-term debt (includes $7,509 and $7,303 related to ETBC I)	302,768	302,538
Accounts payable	157,444	243,062
Customer deposits	7,026	6,893
Accrued interest and taxes	134,520	124,014
Regulatory liabilities	13,538	11,022
Operating lease liabilities	7,701	8,969
Dividends declared	46,906	46,151
Transmission interconnection arrangement liabilities	14,487	15,878
Other current liabilities	75,315	77,610
Total current liabilities	1,022,905	1,017,537
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $320,752 and $324,531 related to ETBC I)	5,112,431	5,116,026
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	970,171	961,230
Regulatory liabilities	773,662	757,319
Asset retirement obligations	256,405	255,097
Accrued pension liability and postretirement benefit cost	6,740	6,736
Operating lease liabilities	41,046	96,735
Other deferred credits	429,929	389,070
Total deferred credits and other liabilities	2,477,953	2,466,187
Total liabilities	8,613,289	8,599,750
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
TXNM common stockholders’ equity:
Common stock (no par value; 200,000,000 shares authorized; issued and outstanding 110,707,257 and 108,921,356 shares)	2,667,342	2,563,930
Accumulated other comprehensive income (loss), net of income taxes	(26,254)	(26,816)
Retained earnings	823,867	866,904
Total TXNM common stockholders’ equity	3,464,955	3,404,018
Non-controlling interest in Valencia	48,597	43,988
Total equity	3,513,552	3,448,006
	$12,138,370	$12,059,285

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to TXNM				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total TXNM Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2025	$2,563,930	$(26,816)	$866,904	$3,404,018	$43,988	$3,448,006
Net earnings before subsidiary preferred stock dividends	—	—	3,869	3,869	4,136	8,005
Total other comprehensive income	—	562	—	562	—	562
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(46,774)	(46,774)	—	(46,774)
Awards of common stock	(5,385)	—	—	(5,385)	—	(5,385)
Issuance of common stock	103,687	—	—	103,687	—	103,687
Stock based compensation expense	5,110	—	—	5,110	—	5,110
Valencia’s transactions with its owner	—	—	—	—	473	473
Balance at March 31, 2026	$2,667,342	$(26,254)	$823,867	$3,464,955	$48,597	$3,513,552

Balance at December 31, 2024	$1,724,444	$(75,708)	$887,649	$2,536,385	$46,900	$2,583,285
Net earnings before subsidiary preferred stock dividends	—	—	9,055	9,055	3,742	12,797
Total other comprehensive income	—	1,122	—	1,122	—	1,122
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(38,760)	(38,760)	—	(38,760)
Awards of common stock	(6,307)	—	—	(6,307)	—	(6,307)
Stock based compensation expense	2,972	—	—	2,972	—	2,972
Valencia’s transactions with its owner	—	—	—	—	(4,270)	(4,270)
Balance at March 31, 2025	$1,721,109	$(74,586)	$857,812	$2,504,335	$46,372	$2,550,707

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Electric Operating Revenues	$330,011	$333,380
Operating Expenses:
Cost of energy	123,065	130,954
Administrative and general	61,425	57,610
Energy production costs	24,403	24,546
Depreciation and amortization	64,110	59,803
Transmission and distribution costs	17,942	15,826
Taxes other than income taxes	16,925	13,303
Total operating expenses	307,870	302,042
Operating income	22,141	31,338
Other Income and Deductions:
Interest income	3,500	4,217
(Losses) on investment securities	(8,944)	(1,241)
Other income	3,232	1,802
Other (deductions)	(1,088)	(1,518)
Net other income and deductions	(3,300)	3,260
Interest Charges	33,029	29,816
Earnings (Losses) before Income Taxes	(14,188)	4,782
Income Taxes (Benefits)	(2,574)	(37)
Net Earnings (Losses)	(11,614)	4,819
(Earnings) Attributable to Valencia Non-controlling Interest	(4,136)	(3,742)
Net Earnings (Losses) Attributable to PNM	(15,750)	1,077
Preferred Stock Dividend Requirements	(132)	(132)
Net Earnings (Losses) Available for PNM Common Stock	$(15,882)	$945

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net Earnings (Losses)	$(11,614)	$4,819
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) of $0 and $(68)	1	199
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $38 and $35	(112)	(102)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(217) and $(349)	638	1,025
Total Other Comprehensive Income	527	1,122
Comprehensive Income (Loss)	(11,087)	5,941
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,136)	(3,742)
Comprehensive Income (Loss) Attributable to PNM	$(15,223)	$2,199

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$(11,614)	$4,819
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	73,732	66,622
Deferred income tax expense (benefit)	(2,574)	(35)
Losses on investment securities	8,944	1,241
Allowance for equity funds used during construction	(2,369)	(953)
Other, net	1,294	873
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	21,398	7,877
Materials, supplies, and fuel stock	(1,092)	90
Other current assets	(4,666)	(11,011)
Other assets	(5,938)	(2,035)
Accounts payable	(4,019)	18,617
Accrued interest and taxes	15,164	12,817
Other current liabilities	13,136	(5,823)
Other liabilities	20,836	(4,201)
Net cash flows from operating activities	122,232	88,898

Cash Flows From Investing Activities:
Utility plant additions	(175,095)	(144,676)
Proceeds from sales of investment securities	110,074	90,103
Purchases of investment securities	(112,748)	(92,457)
Other, net	38	(31)
Net cash flows used in investing activities	(177,731)	(147,061)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$227,800	$203,700
Revolving credit facilities repayments	(278,500)	(269,200)
Short-term borrowings – affiliate, net	—	1,600
Long-term borrowings	—	195,000
Repayment of long-term debt	(3,601)	(3,406)
Equity contribution from parent	105,000	—
Dividends paid	(132)	(132)
Valencia’s transactions with its owner	473	(4,270)
Transmission interconnection and security deposit arrangements	1,713	2,190
Refunds paid under transmission interconnection and security deposit arrangements	(1,377)	(72,252)
Debt issuance costs and other, net	(879)	(558)
Net cash flows from financing activities	50,497	52,672

Change in Cash, Cash Equivalents, and Restricted Cash	(5,002)	(5,491)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	13,716	20,285
Cash, Cash Equivalents, and Restricted Cash at End of Period	$8,714	$14,794

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$13,697	$17,587
At end of period	$6,216	$9,840

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$27,502	$24,219
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$21,611	$18,207

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,498	$19
Accounts receivable, net of allowance for credit losses of $1,498 and $1,394	100,162	115,910
Unbilled revenues	41,482	48,524
Other receivables	34,677	33,422
Affiliate receivables	8,781	17,360
Materials, supplies, and fuel stock	146,754	145,663
Regulatory assets	11,116	8,499
Prepaid assets	15,949	18,502
Income taxes receivable	13,132	13,132
Other current assets	4,575	12,109
Total current assets	379,126	413,140
Other Property and Investments:
Investment securities	494,554	505,655
Other investments	264	302
Non-utility property, net	17,155	17,572
Total other property and investments	511,973	523,529
Utility Plant:
Plant in service and plant held for future use	7,319,012	7,260,670
Less accumulated depreciation and amortization	2,243,443	2,201,687
	5,075,569	5,058,983
Construction work in progress	445,095	371,119
Nuclear fuel, net of accumulated amortization of $32,070 and $27,953	78,381	76,696
Net utility plant	5,599,045	5,506,798
Deferred Charges and Other Assets:
Regulatory assets	826,722	832,791
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	48,914	107,986
Other deferred charges	270,579	252,256
Total deferred charges and other assets	1,197,847	1,244,665
	$7,687,991	$7,688,132

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$128,100	$178,800
Current installments of long-term debt (includes $7,509 and $7,303 related to ETBC I)	302,768	302,538
Accounts payable	124,781	150,411
Affiliate payables	15,336	18,366
Customer deposits	7,026	6,893
Accrued interest and taxes	71,375	56,211
Regulatory liabilities	11,419	8,430
Operating lease liabilities	7,588	8,913
Dividends declared	132	132
Transmission interconnection arrangement liabilities	14,487	15,878
Other current liabilities	46,323	41,737
Total current liabilities	729,335	788,309
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $320,752 and $324,531 related to ETBC I)	2,556,074	2,559,359
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	819,780	813,528
Regulatory liabilities	494,033	488,406
Asset retirement obligations	255,646	254,353
Accrued pension liability and postretirement benefit cost	6,740	6,736
Operating lease liabilities	40,317	96,246
Other deferred credits	238,615	227,998
Total deferred credits and liabilities	1,855,131	1,887,267
Total liabilities	5,140,540	5,234,935
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,831,218	1,726,218
Accumulated other comprehensive income (loss), net of income taxes	(25,176)	(25,703)
Retained earnings	681,283	697,165
Total PNM common stockholder’s equity	2,487,325	2,397,680
Non-controlling interest in Valencia	48,597	43,988
Total equity	2,535,922	2,441,668
	$7,687,991	$7,688,132
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)

Balance at December 31, 2025	$1,726,218	$(25,703)	$697,165	$2,397,680	$43,988	$2,441,668
Net earnings (losses)	—	—	(15,750)	(15,750)	4,136	(11,614)
Total other comprehensive income	—	527	—	527	—	527
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Equity contribution from parent	105,000	—	—	105,000	—	105,000
Valencia’s transactions with its owner	—	—	—	—	473	473
Balance at March 31, 2026	$1,831,218	$(25,176)	$681,283	$2,487,325	$48,597	$2,535,922

Balance at December 31, 2024	$1,602,918	$(75,708)	$610,088	$2,137,298	$46,900	$2,184,198
Net earnings	—	—	1,077	1,077	3,742	4,819
Total other comprehensive income	—	1,122	—	1,122	—	1,122
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,270)	(4,270)
Balance at March 31, 2025	$1,602,918	$(74,586)	$611,033	$2,139,365	$46,372	$2,185,737

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)

Electric Operating Revenues	$174,971	$149,412
Operating Expenses:
Cost of energy	43,427	38,228
Administrative and general	15,298	12,041
Depreciation and amortization	38,564	35,213
Transmission and distribution costs	7,945	9,679
Taxes other than income taxes	13,099	11,504
Total operating expenses	118,333	106,665
Operating income	56,638	42,747
Other Income and Deductions:
Interest income	168	154
Other income	3,305	2,520
Other (deductions)	(306)	(268)
Net other income and deductions	3,167	2,406
Interest Charges	21,401	17,322
Earnings before Income Taxes	38,404	27,831
Income Taxes	7,714	5,548
Net Earnings	$30,690	$22,283

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$30,690	$22,283
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	38,751	35,468
Deferred income tax expense	8,312	3,339
Allowance for equity funds used during construction and other, net	(2,718)	(614)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	2,089	669
Materials and supplies	(7,105)	(1,474)
Other current assets	(11,750)	7,922
Other assets	(7,265)	(1,612)
Accounts payable	(372)	1,773
Accrued interest and taxes	(20,074)	(21,187)
Other current liabilities	(2,026)	981
Other liabilities	(2,839)	7,306
Net cash flows from operating activities	25,693	54,854
Cash Flows From Investing Activities:
Utility plant additions	(106,732)	(184,161)
Net cash flows used in investing activities	(106,732)	(184,161)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	143,600	112,700
Revolving credit facilities repayments	(88,600)	(124,400)
Long-term borrowings	—	140,000
Transmission interconnection and security deposit arrangements	16,500	10,450
Refunds paid under transmission interconnection and security deposit arrangements	(3,760)	(8,500)
Debt issuance costs and other, net	(317)	(1,176)
Net cash flows from financing activities	67,423	129,074

Change in Cash and Cash Equivalents	(13,616)	(233)
Cash and Cash Equivalents at Beginning of Period	15,251	233
Cash and Cash Equivalents at End of Period	$1,635	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$18,789	$19,813
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$34,023	$43,759

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,635	$15,251
Accounts receivable	35,764	35,894
Unbilled revenues	17,731	19,690
Other receivables	40,163	22,633
Affiliate receivables	85	565
Materials and supplies	42,758	35,653
Regulatory assets	50,597	33,286
Prepaid and other current assets	2,932	5,603
Total current assets	191,665	168,575
Other Property and Investments:
Non-utility property, net	22,313	21,153
Total other property and investments	22,313	21,153
Utility Plant:
Plant in service and plant held for future use	4,093,434	4,065,890
Less accumulated depreciation and amortization	699,939	679,035
	3,393,495	3,386,855
Construction work in progress	293,899	254,810
Net utility plant	3,687,394	3,641,665
Deferred Charges and Other Assets:
Regulatory assets	111,778	106,458
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	345	39
Other deferred charges	27,918	23,163
Total deferred charges and other assets	366,706	356,325
	$4,268,078	$4,187,718

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$55,000	$—
Accounts payable	23,050	57,444
Affiliate payables	6,764	8,100
Accrued interest and taxes	52,056	72,129
Regulatory liabilities	2,119	2,592
Operating lease liabilities	70	15
Other current liabilities	12,871	14,618
Total current liabilities	151,930	154,898
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,672,288	1,672,267
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	238,325	229,375
Regulatory liabilities	279,629	268,913
Asset retirement obligations	759	744
Operating lease liabilities	276	24
Other deferred credits	154,702	122,018
Total deferred credits and other liabilities	673,691	621,074
Total liabilities	2,497,909	2,448,239
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	1,120,066	1,120,066
Retained earnings	650,039	619,349
Total common stockholder’s equity	1,770,169	1,739,479
	$4,268,078	$4,187,718

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2025	$64	$1,120,066	$619,349	$1,739,479
Net earnings	—	—	30,690	30,690
Balance at March 31, 2026	$64	$1,120,066	$650,039	$1,770,169

Balance at December 31, 2024	$64	$870,066	$495,059	$1,365,189
Net earnings	—	—	22,283	22,283
Balance at March 31, 2025	$64	$870,066	$517,342	$1,387,472

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2026 and December 31, 2025, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2026 and 2025. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for TXNM, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to TXNM, PNM, and TNMP. Discussions regarding only TXNM, PNM, or TNMP are so indicated.

On May 18, 2025, TXNM, Parent, and Merger Sub, entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into TXNM, with TXNM surviving the Merger as a direct, wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Blackstone Infrastructure. See Note 16.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual audited Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to TXNM’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2025 Annual Reports on Form 10-K.

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

Dividends on Common Stock

Dividends on TXNM’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock of $0.4225 per share in February 2026 and $0.4075 per share in February 2025, which are reflected as Dividends Declared per Common Share on the TXNM Condensed Consolidated Statement of Earnings.

TXNM did not make any cash equity contributions to TNMP in the three months ended March 31, 2026, and 2025. TXNM made cash equity contributions to PNM of $105.0 million and $0 in the three months ended March 31, 2026, and 2025.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Neither PNM nor TNMP declared or paid any cash dividends on their common stock to TXNM in the three months ended March 31, 2026, and 2025.

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

Accounting Standards Update 2025-11 – Interim reporting (Subtopic 270): Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11 which clarifies and consolidates interim disclosure requirements. The ASU requires disclosure of material events occurring after the end of the last annual period, and provides a comprehensive list of interim disclosures across multiple ASC Topics. The amendment is principle based and is modeled after previous SEC disclosure requirements, which is intended to help entities determine whether disclosures, not specified in Topic 270, should be provided in interim reporting periods. The amendment is effective for public business entities for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the new standard.

(2)     Segment Information

TXNM has three reportable segments, namely PNM, TNMP, and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The measure of profitability used by the CODM is Segment earnings (loss) attributable to TXNM, as presented below. The CODM uses this measure of profitability to allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget to actual variances on a regular basis when making decisions about allocating capital and operational expense funding to the segments. TXNM’s CODM is its current President and Chief Executive Officer (“CEO”) who is also the CEO of the PNM and TNMP segments.

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

TXNM SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended March 31, 2026
Electric operating revenues	$330,011	$174,971	$—	$504,982
Cost of energy
Fuel burn	41,622	—	—	41,622
Purchases for resale	73,816	—	—	73,816
Transmission by others	7,627	43,427	—	51,054
Significant segment expenses
Administrative and general - direct	19,770	5	38,393	58,168
Administrative and general - corporate allocation	33,678	14,525	(48,203)	—
Customer related expenses	7,977	768	—	8,745
Energy production costs	24,403	—	—	24,403
Depreciation and amortization	64,110	38,564	9,649	112,323
Transmission and distribution costs	17,942	7,945	—	25,887
Taxes other than income taxes	16,925	13,099	1,929	31,953
Total operating expenses	307,870	118,333	1,768	427,971

Net other income and (deductions)	(3,300)	3,167	(287)	(420)
Interest charges	(33,029)	(21,401)	(14,165)	(68,595)
Income taxes (benefit)	(2,574)	7,714	(5,149)	(9)
Valencia non-controlling interest	(4,136)	—	—	(4,136)
Subsidiary preferred stock dividends	(132)	—	—	(132)

Segment earnings (loss) attributable to TXNM	$(15,882)	$30,690	$(11,071)	$3,737

At March 31, 2026:
Total Assets	$7,687,991	$4,268,078	$182,301	$12,138,370
Goodwill	$51,632	$226,665	$—	$278,297

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2026, and 2025 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	TXNM
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2025	$218	$(25,921)	$(25,703)	$(1,113)	$(26,816)
Amounts reclassified from AOCI (pre-tax)	(150)	855	705	47	752
Income tax impact of amounts reclassified	38	(217)	(179)	(12)	(191)
Other OCI changes (pre-tax)	1	—	1	—	1
Income tax impact of other OCI changes	—	—	—	—	—
Net after-tax change	(111)	638	527	35	562
Balance at March 31, 2026	$107	$(25,283)	$(25,176)	$(1,078)	$(26,254)

Balance at December 31, 2024	$214	$(75,922)	$(75,708)	$—	$(75,708)
Amounts reclassified from AOCI (pre-tax)	(137)	1,374	1,237	—	1,237
Income tax impact of amounts reclassified	35	(349)	(314)	—	(314)
Other OCI changes (pre-tax)	267	—	267	—	267
Income tax impact of other OCI changes	(68)	—	(68)	—	(68)
Net after-tax change	97	1,025	1,122	—	1,122
Balance at March 31, 2025	$311	$(74,897)	$(74,586)	$—	$(74,586)

The Condensed Consolidated Statements of Earnings include pre-tax amounts reclassified from AOCI related to Unrealized Gains on Available-for-Sale Debt Securities in (losses) on investment securities and Fair Value Adjustment for Cash Flow Hedges in interest charges. The income tax impacts of all amounts reclassified from AOCI are included in income taxes in the Condensed Consolidated Statements of Earnings.

(4)    Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to TXNM by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net earnings attributable to TXNM by the diluted weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were settled. TXNM applies the treasury stock method for restricted stock and the unsettled shares sold pursuant to the TXNM ATM Programs. The if-converted method is applied in determining the potential dilutive effect of the conversion of eligible Convertible Notes.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per share amounts)
Net Earnings Attributable to TXNM	$3,737	$8,923
Average Number of Common Shares:
Outstanding during period	109,537	92,659
Vested awards of restricted stock	311	358
Average Shares – Basic	109,848	93,017
Dilutive Effect of Common Stock Equivalents:
Restricted stock	25	44
Convertible Notes	2,987	—
TXNM ATM Programs	—	118
Average Shares – Diluted	112,860	93,179

Net Earnings Per Share of Common Stock:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10

(5)   Electric Operating Revenues

TXNM is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. TXNM’s electric utilities are PNM and TNMP. Additional information concerning electric operating revenue is contained in Note 4 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In both the three months ended March 31, 2026 and 2025, there were no estimated credit losses related to these transactions.

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered, and the customer or end-user utilizes the energy. Accounts receivable from customers represents amounts billed, including amounts under Alternative Revenue Programs (“ARP”). For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $100.2 million at March 31, 2026 and $115.9 million at December 31, 2025 resulting from contracts with customers. All of TNMP’s accounts receivable result from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $43.7 million at March 31, 2026 and $41.3 million at December 31, 2025. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheets.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	TXNM
Three Months Ended March 31, 2026	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$120,152	$53,087	$173,239
Commercial	95,374	45,722	141,096
Industrial	38,869	16,302	55,171
Public authority	4,373	2,187	6,560
Economy energy service	3,242	—	3,242
Transmission	39,371	45,665	85,036
Wholesale energy sales	20,213	—	20,213
Miscellaneous	1,989	1,239	3,228
Total revenues from contracts with customers	323,583	164,202	487,785
Alternative revenue programs	4,120	10,769	14,889
Other electric operating revenues	2,308	—	2,308
Total Electric Operating Revenues	$330,011	$174,971	$504,982

Three Months Ended March 31, 2025
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

(6)     Variable Interest Entities

How an enterprise evaluates and accounts for its involvement with variable interest entities focuses primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a VIE. This evaluation requires continual reassessment of the primary beneficiary of a VIE. Additional information concerning PNM’s VIEs is contained in Note 10 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. In May 2025, the NMPRC approved a new PPA for 167 MW, through 2039, in connection with the 2028 Resource Application. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
addition to variable operation and maintenance charges. For the three months ended March 31, 2026 and 2025, PNM paid $5.2 million and $4.9 million for fixed charges and $0.9 million and $0.5 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the original PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The original PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

Results of Operations
	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating revenues	$6,133	$5,422
Operating expenses	1,997	1,680
Earnings attributable to non-controlling interest	$4,136	$3,742

Financial Position
	March 31,	December 31,
	2026	2025
	(In thousands)
Current assets	$3,802	$3,205
Net property, plant, and equipment	45,846	41,570
Total assets	49,648	44,775
Current liabilities	1,051	787
Owners’ Equity – Non-controlling Interest	$48,597	$43,988

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 11, PNM and Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC have agreements under which mine reclamation services for SJGS will be provided.

TXNM has $19.3 million in letters of credit outstanding to facilitate the issuance of reclamation bonds. The letters of credit support results in TXNM having a variable interest in WSJ LLC since TXNM is subject to possible loss in the event performance by TXNM is required under the letters of credit support. TXNM considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that WSJ LLC performs the required reclamation of the mine site in accordance with applicable regulations and the reclamation services agreement provides WSJ LLC the ability to recover the cost of reclamation. As discussed in Note 11, each of the SJGS participants has established and actively fund trusts to meet future reclamation obligations.
WSJ LLC is considered a VIE.  TXNM’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to monitor the reclamation activities, the reclamation services were solely under the control

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of WSJ LLC, including developing reclamation plans, hiring personnel, and incurring operating and maintenance expenses. Neither TXNM nor PNM has any ability to direct or influence the reclamation activities.  PNM’s involvement through the reclamation services agreement is a protective right rather than a participating right, and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  If WSJ LLC performs reclamation services more efficiently than anticipated, its economic performance will improve.  Conversely, if WSJ LLC does not perform reclamation services as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, TXNM believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either TXNM or PNM. The amounts outstanding under the letters of credit support continue to be TXNM’s maximum exposure to loss from the VIE at March 31, 2026.

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

The following tables summarize the impact of ETBC I on PNM’s Financial Statements:

	Results of Operations
	Three Months Ended March 31,
	2026	2025
	(In thousands)
Electric Operating Revenues	$6,734	$6,799
Depreciation and amortization	1,799	1,700
Interest Charges	4,872	4,971
Other	63	128
Net Earnings	$—	$—

	Financial Position
	March 31, 2026	December 31, 2025
	(In thousands)
Restricted cash (included in Other current assets)	$4,488	$11,954
Restricted cash (included in Other deferred charges)	1,728	1,743
Securitized Cost (included in Regulatory assets - Deferred)	327,335	329,134
Current installments of long-term debt	7,509	7,303
Accrued interest and taxes	2,410	7,306
Regulatory liabilities - Current	2,448	3,009
Long-term Debt	320,752	324,531

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7)    Fair Value of Derivative and Other Financial Instruments

Additional information concerning energy related derivative contracts and other financial instruments is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the three months ended March 31, 2026, and the year ended December 31, 2025, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in Operating income on the Condensed Consolidated Statements of Earnings and are presented in Electric Operating Revenues and Cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as Regulatory assets and Regulatory liabilities on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Condensed Consolidated Statement of Cash Flows consistent with the classification of the hedged transaction. PNM has no trading transactions.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commodity Derivatives

During 2025, PNM had three agreements to purchase a total of 250 MW for the period of July 1, 2025, through August 31, 2025 in order to ensure that customer demand during the 2025 summer peak load period was met. All of these agreements were related to customers covered by the FPPAC. There were no active commodity derivative agreements as of March 31, 2026 or December 31, 2025.

At March 31, 2026 and December 31, 2025, PNM also had no commodity derivative instruments, considered economic hedges, that did not pertain to the NMPRC-approved hedging plan discussed above.

At March 31, 2026 and December 31, 2025, PNM had no amounts recognized for the legal right to reclaim cash collateral, no amounts posted as cash collateral under margin arrangements, and there were no obligations to return cash collateral.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At March 31, 2026 and December 31, 2025, the fair value of investment securities included $420.1 million and $426.4 million for the NDT, $4.9 million and $6.0 million for the SJGS decommissioning trust, and $69.6 million and $73.2 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At March 31, 2026 and December 31, 2025, PNM had no available-for-sale debt securities for which carrying value exceeded fair value, where the impairments were considered to be “other than temporary” and included in AOCI rather than recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings. Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT, SJGS decommissioning, and coal mine reclamation trusts are presented in the following table:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Equity securities:
Net gains from equity securities sold	$7,945	$6,992
Net (losses) on equity securities still held	(16,869)	(8,243)
Total net (losses) on equity securities	(8,924)	(1,251)
Available-for-sale debt securities:
Net gains (losses) on debt securities	(20)	10
Net (losses) on investment securities	$(8,944)	$(1,241)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of zero for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Proceeds from sales	$110,074	$90,103
Gross realized gains	8,447	7,683
Gross realized (losses)	(502)	(691)

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2026, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$24,980
After 1 year through 5 years	19,164
$44,144

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

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
March 31, 2026
Cash and cash equivalents	$21,263	$21,263	$—
Equity securities:
Corporate stocks, common	148,144	148,144	—
Mutual funds and other	203,181	203,181	—
Available-for-sale debt securities:
U.S. government	41,110	41,110	—	$111
Corporate and other	3,034	—	3,034	24
Investments categorized within the fair value hierarchy	$416,732	$413,698	$3,034	$135
Uncategorized collective investment trust	44,817
Real estate funds	20,405
Hedge funds	12,600
Total investment securities	$494,554

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
December 31, 2025
Cash and cash equivalents	$33,469	$33,469	$—
Equity securities:
Corporate stocks, common	154,790	154,790	—
Mutual funds and other	202,995	202,995	—
Available-for-sale debt securities:
U.S. government	30,619	30,619	—	$227
Corporate and other	5,731	—	5,731	102
Investments categorized within the fair value hierarchy	$427,604	$421,873	$5,731	$329
Uncategorized collective investment trust	45,144
Real estate funds	20,307
Hedge funds	12,600
Total investment securities	$505,655

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
March 31, 2026	(In thousands)
TXNM	$5,415,199	$5,505,702
PNM	2,858,842	2,755,743
TNMP	1,672,288	1,667,370

December 31, 2025
TXNM	$5,418,564	$5,506,722
PNM	2,861,897	2,757,316
TNMP	1,672,267	1,662,457

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

(8)    Stock-Based Compensation

TXNM has various stock-based compensation programs, which provide restricted stock awards, that are performance-based and time-based, under the PEP. Although certain PNM and TNMP employees are eligible to participate in the TXNM plans, PNM and TNMP do not have separate employee stock-based compensation plans. Performance stock awards granted under the PEP are awarded for a three-year, overlapping performance period. Performance stock awards with performance periods ended or ending in 2025 and 2028 do not include market targets. Performance stock awards with performance periods ending in 2026 and 2027 are subject to achieving both performance and market targets. Other awards of restricted stock are only subject to time-based vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2026, TXNM had unrecognized expense related to stock awards of $11.3 million, which is expected to be recognized over an average of 2.3 years.

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

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2026	2025
Expected quarterly dividends per share	$0.4225	$0.4075
Risk-free interest rate	3.47%	4.00%

Market-Based Shares
Dividend yield	N/A	3.12%
Expected volatility	N/A	15.67%
Risk-free interest rate	N/A	4.12%

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the three months ended March 31, 2026:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	227,804	$42.30
Granted	96,415	54.07
Released	(91,502)	41.84
Forfeited	—	—
Outstanding at March 31, 2026	232,717	$47.35

Included, as granted and released, in the table above are 5,917 of restricted stock awards for participants who retired and immediately vested. Excluded from the table above are 242,177, 195,119, and 205,671 shares for the three-year performance periods ending in 2026, 2027, and 2028 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Three Months Ended March 31,
Restricted Stock	2026	2025
Weighted-average grant date fair value	$54.07	$47.02
Total fair value of restricted shares that vested (in thousands)	$5,388	$6,101

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt, enter into term loan arrangements, or enter into equity arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the TXNM agreements, this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements, this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

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

Financing Activities

On May 1, 2026, TXNM, PNM, and TNMP each established commercial paper programs (respectively, the “TXNM Commercial Paper Program”, the “PNM Commercial Paper Program”, the “TNMP Commercial Paper Program”, and collectively the “Programs”) pursuant to which they may issue from time to time short-term, unsecured commercial paper notes (respectively, the “TXNM Commercial Paper Notes”, the “PNM Commercial Paper Notes”, the “TNMP Commercial Paper Notes”, and collectively the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Amounts available under the Programs may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Programs at any time not to exceed $300.0 million for TXNM, $400.0 million for PNM, and $300.0 million for TNMP. The Notes will have maturities of up to 364 days from the date of issue and net proceeds will be used for general corporate purposes. Each of TXNM, PNM and TNMP have agreed to maintain, at all times, unused available borrowing capacity under their Revolving Credit Agreements in an amount at least equal to the amount of Notes outstanding at any time. No Notes are currently outstanding under the Programs.

On March 3, 2026, TXNM entered into a distribution agreement (the “Distribution Agreement”) with BofA Securities, Inc., MUFG Securities Americas Inc., and Scotia Capital (USA) Inc., as sales agents and Bank of America, N.A., MUFG Securities EMEA plc, and The Bank of Nova Scotia, as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $125.0 million of its common stock, no par value, through the sales agents (the “TXNM 2026 ATM Program”). Sales of the shares made pursuant to the Distribution Agreement, if any, may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. TXNM did not initially receive any proceeds upon the execution of this agreement.

Beginning on March 3, 2026, TXNM sold, through the sales agents listed above, an aggregate of 1,785,901 shares of TXNM common stock as set forth in the table below and used the proceeds to make cash equity contributions to PNM and for other corporate purposes.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross cash proceeds shown below were reduced by $1.1 million in issuance costs resulting in net cash proceeds of $104.0 million.

Settlement date	Shares	Settlement price	Settlement amount
			(in thousands)
March 4, 2026	219,722	$58.97	$12,957
March 5, 2026	267,770	58.99	15,796
March 6, 2026	219,199	58.91	12,913
March 9, 2026	226,420	58.65	13,280
March 9, 2026	102,324	58.86	6,023
March 10, 2026	144,796	58.80	8,514
March 11, 2026	175,000	58.70	10,273
March 11, 2026	132,415	58.84	7,791
March 12, 2026	186,448	58.63	10,931
March 18, 2026	91,872	58.54	5,379
March 23, 2026	19,935	58.28	1,162
	1,785,901		$105,019

At December 31, 2025, TXNM had $550.0 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes are unsecured obligations of the Company and rank junior and subordinate in right of payment to the prior payment in full of the Company’s existing and future senior indebtedness. The Convertible Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears on June 1 and December 1, and mature on June 1, 2054, unless earlier converted, redeemed, or repurchased in accordance with their terms. Additional details related to the Convertible Notes may be found in Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

On January 2, 2026, TXNM notified holders of the Convertible Notes that the Convertible Notes were convertible, at the option of the holders, over a period beginning on January 1, 2026, and ending at the close of business on March 31, 2026, (the “First Quarter 2026 Conversion Period”). The Convertible Notes were convertible at a conversion rate of 22.5248 shares of common stock per $1,000 principal amount of Convertible Notes, which was equivalent to a conversion price of approximately $44.40 per share of common stock. On March 26, 2026, the conversion rate was increased to 22.5382 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $44.37 per share of common stock.

On March 31, 2026, it was determined that the Convertible Notes would once again become convertible. On March 31, 2026, TXNM notified holders of the Convertible Notes that the Convertible Notes are convertible, at the option of the holders, over a period beginning on April 1, 2026, and ending at the close of business on June 30, 2026, (the “Second Quarter 2026 Conversion Period”). On April 27, 2026, the conversion rate for the Convertible Notes was increased to 22.5517 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $44.34 per share of common stock.

With respect to the First Quarter 2026 Conversion Period and the Second Quarter 2026 Conversion Period, the Convertible Notes became convertible at the option of the holders because the last reported sale price of TXNM’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the preceding calendar quarter, was greater than or equal to 130% of the conversion price in effect on each applicable trading day during such 30 consecutive trading day period.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 14, 2025, TNMP entered into an agreement (the “TNMP February 2025 Bond Purchase Agreement”) with institutional investors for the sale and issuance of $140.0 million aggregate principal amount of first mortgage bonds (the “TNMP February 2025 Bonds”) offered in private placement transactions. TNMP issued all $140.0 million of the TNMP February 2025 Bonds on February 14, 2025 at a 5.19% interest rate, due April 1, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP February 2025 Bonds are subject to continuing compliance with the representations, warranties, and covenants set forth in the supplemental indentures governing the TNMP February 2025 Bonds. The terms of the supplemental indentures governing the TNMP February 2025 Bonds include the customary covenants discussed above. The definition of change of control in the supplemental indentures governing the TNMP February 2025 Bonds were triggered by the execution of the Merger Agreement and the TNMP February 2025 Bonds were included in an offer to prepay, with $40.0 million validly tendered by the bondholders and accepted for purchase by TNMP in July 2025. The definition of change of control for the remaining $100.0 million of TNMP February 2025 Bonds was successfully amended and will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP February 2025 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On January 21, 2025, PNM entered into a $195.0 million term loan agreement (the “PNM 2025 Term Loan”), among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate, which was 4.67% at March 31, 2026, and must be repaid on or before July 21, 2026.

Short-term Debt and Liquidity

As of March 31, 2026, the TXNM Revolving Credit Facility had a financing capacity of $300.0 million, and the PNM Revolving Credit Facility had a financing capacity of $400.0 million. Each of these facilities matures on March 29, 2030, and contains one one-year extension option that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. On December 19, 2025, when the first extension option was exercised, one lender in each of the revolving credit facilities failed to agree to the extension. As a result, effective March 30, 2029, the TXNM Revolving Credit Facility capacity will adjust to $265.4 million, and the PNM Revolving Credit Facility capacity will adjust to $354.1 million. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 31, 2030. As of March 31, 2026, the TNMP Revolving Credit Facility has a capacity of $300.0 million and is secured by $300.0 million aggregate principal amount of TNMP first mortgage bonds and has a maturity of March 29, 2030, with one one-year extension option that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. On December 19, 2025, when the first extension option was exercised, one lender failed to agree to the extension and as a result, effective March 30, 2029, the TNMP Revolving Credit Facility capacity will adjust to $277.0 million. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR. Short-term debt outstanding consists of:

	March 31, 2026		December 31, 2025
	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
PNM:
PNM Revolving Credit Facility	$88,100	4.93%	$138,800	5.04%
PNM New Mexico Credit Facility	40,000	5.03	40,000	5.08
	128,100		178,800

TNMP Revolving Credit Facility	55,000	4.54	—	—

TXNM Revolving Credit Facility	80,100	5.17	2,600	5.16
	$263,200		$181,400

In addition to the above borrowings, TXNM, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at March 31, 2026 that reduce the available capacity under their respective revolving credit facilities. TXNM also had $19.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of March 31, 2026 and December 31, 2025, neither PNM nor TNMP had any intercompany borrowings from TXNM.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM has $3.7 million and $3.8 million in scheduled principal payments due for the ETBC I Securitized Bonds in August 2026 and February 2027. PNM also has $195.0 million under the PNM 2025 Term Loan due in July 2026, and $100.3 million of 0.875% PCRBs with a mandatory tender date of October 1, 2026. The Company’s debt arrangements have various maturities and expiration dates. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

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

Additional information concerning pension and OPEB plans is contained in Note 11 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. Differences between TNMP’s annual net periodic costs (income) and amounts included in its regulated rates are deferred to regulatory assets or liabilities, for recovery or refund in future rate proceedings.

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2026	2025	2026	2025	2026	2025
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	3,822	5,385	537	567	103	122
Expected return on plan assets	(5,608)	(7,458)	(1,349)	(1,384)	—	—
Amortization of net loss	2,593	3,123	—	—	34	47
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$807	$1,050	$(812)	$(817)	$137	$169

PNM did not make any contributions to its pension plan trust in the three months ended March 31, 2026 and 2025 and does not anticipate making any contributions to the pension plan in the remaining months of 2026 through 2030 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three months ended March 31, 2026 and 2025, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $0.5 million for the three months ended March 31, 2026 and less than 0.1 million for the three months ended March 31, 2025. These payments are expected to total $3.2 million in 2026 and $11.2 million for 2027-2030. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.3 million and $0.4 million in the three months ended March 31, 2026 and 2025 and are expected to total $1.1 million during 2026 and $3.8 million for 2027-2030.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan
	2026	2025	2026	2025
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$5	$4
Interest cost	481	536	87	93
Expected return on plan assets	(739)	(733)	(108)	(120)
Amortization of net (gain) loss	210	168	(89)	(124)
Amortization of prior service cost	—	—	8	—
Net Periodic Benefit Cost (Income)	$(48)	$(29)	$(97)	$(147)

TNMP did not make any contributions to its pension plan trust in the three months ended March 31, 2026 and 2025 and does not anticipate making any contributions to the pension plan in 2026 through 2030 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5% in 2026. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three months ended March 31, 2026 and 2025 and does not expect to make contributions to the OPEB trust during the period 2027-2030.

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

Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. APS and the DOE entered into a settlement agreement, subsequently extended, that established a process for the payment of claims for costs incurred through December 31, 2025. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. APS is currently in the process of extending the settlement to cover costs paid through December 31, 2028. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC.

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At March 31, 2026 and December 31, 2025, PNM had a liability for interim storage costs of $15.9 million and $15.5 million, which is included in other deferred credits.

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

The New Mexico Energy Transition Act

The New Mexico Energy Transition Act (“ETA”) sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The passage of the ETA amended the REA to require utilities operating in New Mexico to have renewable portfolios equal to 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The amendments also allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. Also pursuant to the ETA, the NM Environmental Improvement Board adopted standards of performance that limit CO2 emissions to no more than 1,100 lbs. per MWh beginning January 1, 2023, for new and existing coal-fired EGUs with original installed capacities exceeding 300 MW.

The ETA provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of energy transition bonds to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023, for facilities operated by a “qualifying utility,” or prior to January 1, 2032, for facilities that are not operated by a qualifying utility. The amount of energy transition bonds that can be issued to recover abandonment costs is limited to the lesser of $375.0 million or 150% of the undepreciated investment of the facility as of the abandonment date. Proceeds provided by energy transition

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
bonds must be used only for purposes related to providing utility service to customers and to pay energy transition costs (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs provided those costs have not previously been recovered from customers or disallowed by the NMPRC or by a court order. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. Energy transition bonds must be issued under a NMPRC-approved financing order, are secured by “energy transition property,” are non-recourse to the issuing utility, and are repaid by a non-bypassable charge paid by all customers of the issuing utility. These customer charges are subject to an adjustment mechanism designed to provide for timely and complete payment of principal and interest due under the energy transition bonds.

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

SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. During NMED’s preparation of the SIP for the second compliance period, PNM was notified that a regional haze four-factor analysis for SJGS was not required since PNM retired its share of SJGS in 2022. On August 30, 2022, EPA published in the Federal Register an official “Finding of Failure to Submit” for states, including New Mexico, that have not yet submitted a round 2 regional haze SIP. This action by EPA started a two-year clock for it to issue a FIP which deadline has now passed. NMED petitioned the NM Environmental Improvement Board to adopt a proposed SIP and submitted a final revised plan to the NM Environmental Improvement Board on March 3, 2025. PNM submitted comments on the proposed SIP in response to a request for comments by NMED. The NM Environmental Improvement Board held a public hearing from April 28 to April 30, 2025. On December 8, 2025, the NM Environmental Improvement Board adopted the proposed SIP and final rule. No PNM generating stations were identified as reasonable progress units under the adopted SIP indicating that no additional emissions reductions measures may be necessary at this time.

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

In 2024, EPA adopted regulatory actions under CAA Sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term), natural gas co-firing (medium-term), or exempt from the rule via early retirement. The standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups and some power companies and labor unions filed challenges to the rule at the DC Circuit, which heard oral arguments on December 6, 2024. However, President Trump issued several executive orders on January 20, 2025, directing his Administration to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. On March 12, 2025, as part of EPA’s reconsideration of 31 environmental regulations, EPA announced the agency will reconsider the previous Administration’s regulations on GHG standards and guidelines for power plants. On June 17, 2025, EPA published a proposed rule in the Federal Register with two alternatives to repeal or revise the GHG emission standards for EGUs. EPA primarily proposes to find that GHG emissions from fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of CAA Section 111, which would preclude EPA from regulating GHG emissions from those plants. As a result, EPA is proposing to repeal all GHG standards for the power sector promulgated under CAA Section 111 in both 2015 and 2024. EPA also proposed, in the alternative, to find that CCS is not adequately demonstrated and that neither CCS nor gas co-firing are the best system of emission reduction for GHG emissions from power plants, which findings also support repeal of those specific requirements from the rules adopted in 2024. Comments were due by September 15, 2025, and EPA had indicated it intended to finalize the proposed rule in 2026.

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

On August 1, 2025, EPA published a proposal to rescind the 2009 final rule commonly known as the Endangerment Finding. In the Endangerment Finding, EPA found that current and projected atmospheric concentrations of the well-mixed combination of six GHGs threaten public health and welfare, and that the combined emissions of these GHGs from new motor

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
vehicles and engines contribute to the GHG pollution that threatens public health and welfare. On February 12, 2026, the rule was finalized as proposed, repealing all GHG emission standards for certain vehicles and engines promulgated on the basis of the Endangerment Finding. While the Endangerment Finding did not directly impose any requirements on EGUs, EPA cited the Endangerment Finding as a basis for its authority to regulate GHG emissions from EGUs under CAA Section 111.

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

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS, triggering an obligation for EPA to issue a FIP within two years. In response, NMED submitted a Good Neighbor SIP on July 27, 2021, that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. On March 15, 2023, EPA Administrator Regan signed a final action imposing a FIP on multiple states but did not include a FIP for New Mexico because the most updated modeling available at the time of the proposal confirmed the state did not contribute to downwind ozone nonattainment or maintenance areas. However, the updated modeling EPA used in the final rule indicated that New Mexico may be significantly contributing to one or more non-attainment or maintenance areas. In light of that modeling result, on February 16, 2024, the EPA published a proposed rule partially disapproving the SIPs for New Mexico and four other states (Arizona, Iowa, Kansas, and Tennessee) and expanding the Good Neighbor FIP to apply to these states. The FIP aspect of the proposed rule would have required fossil fuel-fired power plants in these five states to participate in an allowance-based ozone season NOx emissions trading program beginning in 2025, but the outgoing Biden Administration did not finalize the rule. On March 10, 2025, in the DC Circuit, the EPA filed a motion for voluntary remand of its ozone interstate transport FIP for the 2015 ozone NAAQS to reconsider the rule and had anticipated completing a new rulemaking by Fall 2026. In addition, EPA has now reconsidered the policies underlying its Good Neighbor rule, and, on January 30, 2026, EPA issued a proposed rule to approve New Mexico’s SIP submission because it will not contribute significantly to nonattainment or interfere with maintenance of the 2015 8-hour ozone NAAQS in any other state. If finalized, the EPA will withdraw the prior proposed partial SIP disapproval.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PM Standard – In 2023, EPA published, in the Federal Register, a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine PM standard, the daily coarse PM standard, and the secondary PM standards. The final rule was published on March 6, 2024, lowering the primary annual PM 2.5 NAAQS to 9 ug/m3, and became effective May 6, 2024. States will have until March 2032 to attain compliance with the new standard. During the multi-year implementation process, EPA would designate attainment/nonattainment areas by March 6, 2026, and states would submit a SIP to EPA by September 6, 2027. This implementation process also applies to the Albuquerque-Bernalillo County Environmental Health Department who may combine efforts with NMED. However, even before any designations are made, the new standard is effective for conducting required modeling for permit applications and revisions. The lower standard is expected to result in new nonattainment areas throughout the country and could prompt additional PM control requirements, but PNM cannot predict the impacts of the outcome of future rulemaking. The PM standard was challenged in the D.C. Circuit, and, following the change in administration, EPA filed a motion for voluntary vacatur of the rule, which remains pending. Although initial designations were due in February 2026, EPA is expected to seek an extension of that deadline by one year to allow time for the court to rule on the motion for voluntary vacatur.

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

On May 9, 2024, EPA published a final rule to further revise the ELG. This final supplemental rule updated the technology-based limitations applicable to flue gas desulfurization wastewater, bottom ash transport water, and legacy wastewater at existing sources, as well as combustion residual leachate at new and existing sources. The 2024 rule was challenged in the U.S. Court of Appeals for the Eighth Circuit, but the court denied motions for a stay, so the rule remains in effect. On March 12, 2025, EPA announced it would reconsider the ELGs for the steam electric power generating industry. On October 2, 2025, EPA published proposed and direct final rules for extension of deadlines and other provisions. Comments were due November 3, 2025. On November 28, 2025, EPA withdrew the direct final rule due to adverse comments and on December 31, 2025, published a final rule revising various deadlines and other provisions in the 2024 rule. On March 9, 2026, EPA sent a proposed rule to Office of Management and Budget reconsidering the technology-based effluent limitations and standards promulgated in 2024. The proposed rule is expected to be published in 2026.

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

Additional monitoring well installations along with periodic groundwater sampling and reporting under NMED-approved CAF and abatement plan requirements have continued and support PNM’s contention that off-site sources have impacted, and are continuing to impact, the local groundwater in the vicinity of the former Santa Fe Generating Station.

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

On May 8, 2024, EPA published a final rule that extended federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCRMU (Legacy Rule), including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR rule, inactive CCR landfills, and other areas where CCR was managed directly on the land. The rule became effective on November 8, 2024. EPA included deferral options for smaller CCRMU containing between one and 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that closed prior to the effective date of the new rule (subject to certain eligibility conditions). EPA also codified the controversial definitions of infiltration and liquids that were litigated in the DC Circuit. Six petitions for review of the Legacy Rule were filed and were consolidated into one case by the DC Circuit. The Utility Solid Waste Activities Group, of which TXNM is a member, is a petitioner jointly with the National Rural Electric Cooperative Association, and American Public Power Association. The U.S. Supreme Court denied a requested stay of the rule by East Kentucky Power Cooperative. The DC Circuit agreed to hold the case in abeyance pending the outcome of EPA’s reconsideration of the Legacy Rule, with status reports due on March 16, 2026, and at 90-day intervals thereafter. On July 22, 2025, EPA published a final rule and companion proposal revising the compliance deadlines for CCRMU requirements under the Legacy Rule. In September 2025, EPA withdrew the direct final rule due to adverse comments but subsequently issued a final extension rule on February 6, 2026, delaying the deadline to complete the “Facility Evaluation Report Part 1” until February 9, 2027, and extending all subsequent deadlines, as well. The final extension rule was published in the Federal Register on February 10, 2026. On April 13, 2026, EPA published the Legacy Rule that, among other things, would rescind all the requirements related to CCRMU. The comment period for that proposal ends June 12, 2026.

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

In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. EPA has not yet finalized the federal permitting program rule. As part of EPA’s CCR Legacy Rule published April 13, 2026, EPA also indicated that it planned to reopen the comment period on the proposed federal permit program for 30 days. EPA has coordinated with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rulemaking activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

As noted above, SJGS did not operate any onsite CCR impoundments or landfills that are regulated under the 2015 CCR rule, and as of November 8, 2024, identified only one CCRMU that would potentially be regulated under the Legacy Rule. The CCR has since been removed from that unit and PNM will conduct the requisite site investigation reports. PNM would seek recovery from its retail customers of all CCR costs for jurisdictional assets that are ultimately incurred.

Utilities that own or operate CCR disposal units, such as those at Four Corners, as indicated above, were required to collect sufficient groundwater sampling data to initiate a detection monitoring program.  Four Corners completed the analysis for its CCR disposal units, which identified several units that needed corrective action. Four Corners continues to gather additional groundwater data and perform remedial evaluations and activities. At this time, PNM does not anticipate its share of the cost to complete these corrective actions to close the CCR disposal units, or to gather and perform remedial evaluations on groundwater at Four Corners, will have a significant impact on its operations, financial position, or cash flows.

Other Commitments and Contingencies
Coal Supply

Four Corners

APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. The contract provides for pricing adjustments over its term based on economic indices and certain minimum payments that may be required if no deliveries of coal are taken. PNM’s share of the coal costs is being recovered through the FPPAC. See additional discussion of the Four Corners CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

Coal Mine Reclamation

As indicated under Coal Combustion Residuals Waste Disposal above, SJGS disposed of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas.

Under the terms of the SJGS, CSA PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. PNM and Westmoreland have entered into an agreement under which mine reclamation services for SJGS would be provided.

A mine reclamation cost study was completed in the third quarter of 2025, PNM and Westmoreland amended the mine reclamation services agreement to update the capital recovery charges due in each year from 2025 through 2028, which resulted in a minor increase in overall reclamation costs.

PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation. In connection with certain mining permits relating to the operation of the San Juan mine, Westmoreland was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of Westmoreland, TXNM entered into the WFB LOC Facility under which letters of credit aggregating $19.3 million are outstanding as of March 31, 2026.

In 2025, APS provided an update to the cumulative MMBTU consumption for Four Corners for the purpose of allocating final mine reclamation costs. Based on the consumption outlook, PNM’s forecasted share of final reclamation costs was reduced from 9.755% to 9.096%. As a result, PNM recorded a decrease in the liability related to the surface mine.

Based on the most recent estimates, PNM’s remaining payments as of March 31, 2026 for mine reclamation, in future dollars, are estimated to be $26.4 million for the surface mines at both SJGS and Four Corners and $63.1 million for the underground mine at SJGS. At March 31, 2026 and December 31, 2025, liabilities, in current dollars, of $17.0 million and

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$20.8 million for surface mine reclamation and $55.8 million and $55.2 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners are parties to a reclamation trust funds agreement to provide financial assurance for post-term coal mine reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and meet year-end funding targets set by funding curves that are approved by the SJGS ownership. PNM began using its mine reclamation trust to pay for final mine reclamation costs in April 2023. Because the trust agreement requires meeting specific funding targets at year end, it may be necessary for PNM to make additional contributions to meet those targets. PNM contributed $7.0 million in 2025. Based on PNM’s reclamation trust fund balance at March 31, 2026, current forecasts, and current funding curve targets, PNM anticipates contributing $2.0 million in 2026 and anticipates making contributions of $0.4 million in 2027 and $4.7 million in 2028.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM did not make any contributions in 2025 and anticipates contributing $0.5 million per year for 2026, 2027 and 2028.

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

SJGS Decommissioning

In 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 required the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS was retired. PNM and the other SJGS entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM is required to make funding contributions of which the amount and timing are subject to revised decommissioning cost studies and agreement among the SJGS owners. PNM began using its decommissioning trust to pay for demolition and decommissioning costs in October 2023. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those obligations are satisfied. The surety bond only represents a liability if the SJGS owners fail to deliver on its contractual liability.

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

PVNGS Liability and Insurance Matters

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. The insurance limit is subject to an adjustment every five years based upon the aggregate percentage change in the Consumer Price Index. The most recent adjustment took effect on January 1, 2024. As of that date, in accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $16.3 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$500 million, which is provided by American Nuclear Insurers. The remaining $15.8 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. The maximum retrospective premium per reactor under the program for each nuclear liability incident is $165.9 million, subject to a maximum annual premium of $24.7 million per incident. Based on PNM’s ownership interest in the three units, PNM’s maximum retrospective premium per incident for all three units is $12.1 million, with a maximum annual payment limitation of $1.8 million, to be adjusted periodically for inflation.

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

(12)   Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

TXNM

Merger Proceedings

On August 25, 2025, TXNM filed applications for approval of its proposed Merger with Blackstone Infrastructure (Note 16) with the NMPRC, PUCT, and FERC. In addition to strong governance and oversight provisions, the applications include the following benefits for PNM and TNMP’s customers:

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

On February 6, 2026, a motion and brief for order was filed, directing the applicants to show cause and for other relief in the pending application with the NMPRC. The motion alleges that the purchase of $400.0 million of TXNM common stock violated Section 62-6-12 of the Public Utility Act because PNM did not receive prior approval of the purchase from the NMPRC. TXNM and PNM believe that the allegations in the motion do not constitute a violation of the Public Utility Act and filed responses in opposition to the motion on February 18, 2026. On March 11, 2026, the NMPRC hearing examiners issued an order granting the February 2, 2026, motion to direct the applicants to show cause regarding the $400.0 million purchase of TXNM common stock. The order initiates a formal investigation to determine whether the stock acquisition violated Section 62-6-12 of the Public Utility Act and any legal and practical consequences of such violation.

On March 16, 2026, a status conference was held to determine whether or not this matter warranted a delay in the procedural schedule of the pending Merger application and the evidentiary hearing currently scheduled for May 4-15, 2026. On March 17, 2026, the NMPRC issued a final order staying the current procedural schedule and deadlines related to the pending Merger application, including the evidentiary hearing that was scheduled for May 4-15, 2026, and ordered a scheduling conference to be held on May 6, 2026. The NMPRC also issued a final order in the show cause motion, for which a public hearing was held on April 30, 2026. The Company cannot predict the outcome of this matter.

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

Application to the FERC

In October 2025, a protest was filed arguing that the proposed Merger posed significant risk of unlawful cross-subsidization, especially benefitting Blackstone Infrastructure’s data centers and energy affiliates, and could harm competition, rates, and regulatory oversight. On February 20, 2026, FERC approved the proposed Merger concluding that there is no adverse effect on competition, no adverse rate impacts, and no regulatory gap. FERC rejected claims related to data centers, private equity ownership, and speculative cross-subsidization relying on existing state ring-fencing protections in New Mexico and Texas. On March 23, 2026, a request for rehearing was filed concerning FERC’s February 20, 2026 approval of the proposed Merger. The request is based on the recent developments in the application before the NMPRC and the show cause order, discussed above. The request argues that this procedural uncertainty may justify FERC’s reconsideration. On April 23, 2026, FERC issued a notice of denial of rehearing by operation of law and providing further consideration. A final order is currently pending regarding the rehearing request. The Company cannot predict the outcome of this matter.

PNM

New Mexico General Rate Case

2025 Rate Request

In June 2024, PNM filed an application with the NMPRC for a general increase in retail electric rates. The proposed base rate changes would be implemented in two phases, with the first phase effective July 1, 2025 and the second phase effective January 1, 2026. In November 2024, PNM filed an unopposed comprehensive stipulation with the NMPRC that was approved on May 15, 2025, with the base rate changes becoming effective July 1, 2025 and April 1, 2026. Key components agreed upon by the signatories may be found in Note 17 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K. This matter is now concluded.

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

The following sets forth PNM’s revenue recorded under the renewable energy rider:

		Revenues Recorded
Effective date	Annual Revenue Collection	Three months ended March 31
	(In millions)
January 1, 2025	$58.7	$17.0
January 1, 2026	54.3	15.6

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2025.

Energy Efficiency and Load Management

On April 15, 2026, PNM filed its application with the NMPRC for energy efficiency and load management programs to be offered in 2027, 2028, and 2029 (the “2027 Plan”) in compliance with the EUEA. The 2027 Plan proposed to continue ten existing energy efficiency programs with modifications and total annual budgets of $45.6 million in 2027, $47.6 million in 2028, and $48.8 million in 2029. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget and a sliding scale that provides additional incentive for additional energy saved as a percentage of program cost, up to the maximum allowed by the energy efficiency rule which for PNM is 10.54%. PNM cannot predict the outcome of this matter.

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

2023 IRP

On December 15, 2023, PNM filed its 2023 IRP with a continued focus on a carbon-free energy system by 2040. See Note 17 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K for details related to the filing.

On December 30, 2024, PNM issued its 2029-2032 RFP for at least 900 MW of new energy resources to come online between 2029 and 2032, with at least 500 MW needed by 2030. The RFP is consistent with the needs identified in PNM’s 2023 IRP, which identified a range of 900 to 2,900 MW of new capacity needed by 2032, depending on the type of resources selected. The 2029-2032 RFP is anticipated to identify potential replacement resources for PNM’s current natural gas generation capacity as well as PNM’s ownership interest in Four Corners. On January 2, 2026, PNM filed a Notice of Material Event for the 2023 IRP to inform the NMPRC of its intent to issue a supplemental RFP for gas-fired resources in response to new customer requirements that have accelerated and increased energy demands beyond previously forecasted resources. On February 4, 2026, the IM appointed to the 2029-2032 RFP concluded that PNM appropriately evaluated the bids, made reasonable portfolio selection decisions, and overall, the RFP process was conducted in a fair, transparent manner that was in compliance with regulatory requirements. On March 6, 2026, PNM filed its draft supplemental RFP for the additional resources anticipated. On April 4, 2026, the IM issued a design report on PNM’s draft supplemental RFP which contained targeted modifications to improve transparency, expand participation, and strengthen competitive neutrality within the class of eligible firm resources. PNM filed responses to the IM design report and stakeholder comments and is actively working to modify the supplemental RFP for filing on May 1, 2026. PNM cannot predict the outcome of this matter.

Grid Modernization Plan

In October 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Plan with the NMPRC. The projects included in the application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will receive benefits consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s application included grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The approved rate rider will recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Plan. On October 17, 2024, the NMPRC issued a final order largely approving PNM’s application with minor modifications.

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

On March 2, 2026, PNM filed its first annual Grid Modernization Plan reconciliation filing to reconcile the year one actual revenue requirement to the approved revenue requirement. On March 16, 2026, PNM filed the advice notice for the rider to collect the year one revenue requirement of $7.7 million with an effective date of April 15, 2026, which was approved by the NMPRC in a final order issued on March 31, 2026.

In February 2025, the NMPRC issued a NOPR proposing a rule within the Grid Modernization Statute requiring electric utilities to file a grid plan every three years to establish transparency in distribution planning and assessment of the current and future grid system for areas of potential expansions, upgrades, and grid enhancing technologies that would improve system reliability, resiliency, and wildfire prevention. On January 30, 2026, the NMPRC issued an order directing PNM to file a one-time distribution system plan by October 1, 2026, that will act as a pilot for future formal planning and will undergo full NMPRC review under the existing Grid Modernization Statute. In a clarification order issued on March 13, 2026, the NMPRC gave PNM the discretion to treat the upcoming filing, due October 1, 2026, as an informational filing for acceptance or as a request for review and approval by the NMPRC.

On April 10, 2026, PNM filed its second annual Grid Modernization Plan review to provide updates on implementation progress, costs, and revenue requirements for years two through six. In the filing, PNM requested approval of updated year three costs and revenue requirement estimates, including the presumption of reasonableness, authorization of capital treatment of software as a service costs for years two through six, and issuance of a final order no later than October 15, 2026.
BESS Project

On August 6, 2025, PNM filed an application with the NMPRC for approval of a CCN to construct, own, and operate 30 MWs of energy storage. The application consists of 6 MW batteries to be constructed at five existing PNM-owned solar facilities located in Otero County, San Miguel County, Luna County and two sites in Valencia County. PNM estimates that the BESS Project will cost $78.7 million and will assist in serving our summer peak season when operational. PNM expects to seek recovery of these costs in a future rate case. On March 10, 2026, the hearing examiner issued an RD recommending approval of the CCN that was approved in a final order issued by the NMPRC on April 9, 2026. This matter is now concluded.

SB 170 Projects

The enactment of Senate Bill 170 (“SB 170”) allows a utility to defer costs of economic development projects that serve sites certified by the New Mexico Economic Development Department (“NMEDD”). On December 29, 2025, PNM filed an application with the NMPRC for approval of two economic development projects including the Westpointe and Mesa Del Sol Substations and the issuance of an accounting order to defer the costs of the projects as regulatory assets. The projects are estimated to cost $165.5 million and are expected to be reviewed in a future rate proceeding. On March 13, 2026, the NMPRC voted to approve PNM’s application for the economic development projects and issued an accounting order, concluding this matter. The projects remain subject to NMPRC review for necessity and prudence in a future rate proceeding.

Rio Puerco-Pajarito-Prosperity CCN

On December 30, 2025, PNM filed an application with the NMPRC for approval of a CCN and a determination for a new right-of-way. The CCN encompasses a new 345 kV transmission line, existing station expansions, and a new substation. This project aims to enhance reliability and resilience in the Albuquerque area, facilitate the integration of renewable energy, and support economic development. On February 13, 2026, the NMPRC dismissed the application without prejudice and on

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 25, 2026, PNM filed a new application for approval of the CCN providing additional clarity and more information on the project. The estimated cost of the project is approximately $247 million and is expected to be reviewed in a future rate proceeding. On March 12, 2026, the Hearing Examiner issued a procedural order setting a public hearing for August 26, 2026. PNM cannot predict the outcome of this matter.

TNMP

TNMP Base Rate Review

On November 14, 2025, TNMP filed a general rate proceeding with the PUCT (the “TNMP Base Rate Review”) requesting recovery of $2.8 billion of rate base as of June 30, 2025, a requested ROE of 10.4%, and a 47.54% equity ratio. The TNMP Base Rate Review also includes increases in operations and maintenance expenses that are not recovered through semi-annual TCOS and DCRF filings, excludes increases in interest expense resulting from refinancing of debt associated with the proposed Merger, and requests recovery of $20.5 million associated with Hurricane Beryl restoration costs over a five-year period. If approved by the PUCT, the new rates are expected to become effective in mid-2026. A hearing on the merits was set for March 9-12, 2026. On March 6, 2026, TNMP, on behalf of all parties to the proceeding, filed a motion to abate the procedural schedule on the merits of continuing their efforts to reach a full resolution and settlement. On March 9, 2026, the hearing was cancelled. Subsequently, TNMP provided updates indicating that all parties will continue to confer regarding a settlement in this proceeding until a resolution can be reached. TNMP cannot predict the outcome of this matter.

Sales and Use Tax Refund

On March 12, 2025, TNMP filed a refund claim with the Texas Comptroller’s office for overpaid sales and use taxes primarily related to asset purchases. The $34.6 million refund claim covers periods from January 2022 to October 2024, and amounts received, net of consultant fees, are expected to be applied to 2025 TNMP capital projects. On September 22, 2025, TNMP received the requested refund net of $7.5 million in consultant fees; $24.7 million was applied to 2025 TNMP capital projects; $2.1 million to offset related interest expense; and $0.3 million for other related expenses.

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

HB 5247

On June 20, 2025, Texas House Bill 5247 (“HB 5247”) was signed into law by Governor Gregg Abbott. HB 5247, which took effect immediately, added Section 36.216 to the Public Regulatory Act (“PURA 36.216”), authorizing certain electric utilities with total capital expenditures that exceeded 300 percent of annual depreciation in a calendar year, to elect, in the following calendar year, to file a single, annual proceeding to adjust nonfuel rates on a system-wide basis to reflect changes in transmission and distribution rates previously authorized under certain other interim rate mechanisms. A utility seeking to make this election under PURA 36.216 is required to file a notice with the PUCT informing them of its intent and provide supporting documentation of the applicable capital expenditures at least 60 days before filing the single, annual proceeding and correspondingly must notify the PUCT if the utility determines that it no longer qualifies for continued use of the election. Management has evaluated the application of HB 5247 and PURA 36.216 and determined that TNMP qualifies as the type of electric utility that would be eligible for the election. Upon completion of its general rate proceeding discussed above, TNMP expects to make its first comprehensive filing under Section 36.216 with a view towards recovering costs associated with eligible transmission and distribution investments that were placed into service after December 31, 2024, and that are not currently reflected in rates. In the interim, TNMP is recognizing a regulatory asset for costs associated with eligible transmission and distribution capital investments and is offsetting depreciation, property tax expense, and carrying costs within alternative revenue. At March 31, 2026 and December 31, 2025 the regulatory asset associated with these costs totaled $25.9 million and $17.5 million.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). On May 31, 2024, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2025. On October 24, 2024, the PUCT approved the total amount requested, authorizing recovery of $7.0 million, which includes a performance bonus of $1.3 million based on TNMP’s energy efficiency achievements in the 2023 plan year and became effective March 1, 2025. On May 30, 2025, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2026. On November 14, 2025, the total amount requested of $8.1 million, which includes a performance bonus of $2.5 million, based on TNMP’s energy efficiency achievements in 2024, was approved.

System Resiliency Plan (“SRP”)

In 2023, the Texas Legislature enacted House Bill No. 2555 (“HB 2555”), permitting an electric utility to seek approval of, and cost recovery for, a system resiliency plan. On August 28, 2024, TNMP filed its first SRP with the PUCT designed to benefit customers through enhanced resiliency of its distribution system, as intended under HB 2555. The SRP includes approximately $600 million of capital investments and approximately $151 million of other related costs over three years and was developed using a comprehensive and data-driven approach which evaluated various types of resiliency events posing material risk to the safe and reliable operation of TNMP’s distribution system. TNMP’s service territory includes non-contiguous areas across different regions of Texas, ranging from small communities and rural areas to communities around large metropolitan areas, each with unique risks. Investments in the SRP are prioritized based on customer benefit, physical protection of infrastructure, foundational investments in operational and cybersecurity technologies, and wildfire risk reduction and are focused on lower-performing areas in the context of reliability. Eight different resiliency measures are outlined in the SRP with associated programs and infrastructure impacts to improve the system’s ability to prevent, withstand, mitigate and/or more promptly recover from resiliency events: distribution system resiliency, distribution system protection modernization, vegetation management, wildfire mitigation, flood mitigation, enhanced operations system technology, cybersecurity, and

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
physical security resiliency. Recovery of investments and costs are permissible primarily through DCRF filings, with deferral of depreciation and other certain expenses until recovery begins.

On December 11, 2024, TNMP filed an unopposed settlement with the PUCT. The settlement includes $565.8 million of capital investments over 2025 through 2027, reflecting 94% of TNMP’s proposed plan investments. The settlement also encompasses $128.2 million of operations and maintenance expenses associated with several programs, including vegetation management and wildfire mitigation. On March 26, 2025, TNMP received the final order from the PUCT which included modifications reflecting capital investments of $545.8 million and $86.1 million of operating and maintenance costs. As of March 31, 2026 and December 31, 2025, TNMP incurred $19.4 million and $10.6 million of operating and maintenance costs, all of which have been recorded as a Regulatory Asset on the Condensed Consolidated Balance Sheets. TNMP will seek collection of such costs in a future regulatory proceeding.

(13)     Lease Commitments

The Company leases office buildings, vehicles, energy storage facilities, and other equipment. In addition, certain rights-of-way agreements are classified as leases. All of the Company’s leases with terms in excess of one year are recorded on the balance sheet by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Condensed Consolidated Statements of Earnings. See additional discussion of the Company’s leasing activities in Note 8 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

Land Easements and Rights-of-Way

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2026 payment for the amount due under the Navajo Nation right-of-way lease was $9.1 million, which included amounts due under the Consumer Price Index adjustment. Changes in the Consumer Price Index subsequent to January 1, 2019, are considered variable lease payments.

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of March 31, 2026 and December 31, 2025, the unamortized balance of these rights-of-ways was $74.2 million and $69.2 million. PNM recognized amortization expense associated with these agreements of $1.1 million and $1.1 million in the three months ended March 31, 2026 and 2025.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019, are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018, are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At March 31, 2026, residual value guarantees on fleet vehicle and equipment leases are $0.6 million, $0.5 million, and $1.1 million for PNM, TNMP, and TXNM Consolidated.

Energy Storage Agreements

The Company has ESAs with fixed payments over the life of the agreements, that are accounted for as operating leases, for which the Company records the initial lease liabilities and corresponding right-of-use assets. The Company also has ESAs with monthly payments that vary, depending on the available capacity of the energy storage facility, that are also accounted for as operating leases. However, due to the variable nature of the consideration, these agreements do not require a lease liability or a right-of-use asset to be recorded upon inception. Expenses for this type of lease are reflected in variable lease expense in the tables below. During the first quarter of 2026, one existing fixed payment ESA was amended to variable payments based on available capacity, resulting in a $57.2 million retirement of unamortized right-of-use assets and associated lease liabilities. In addition, the Company has elected to separate lease components from non-lease components for ESAs and accordingly does not

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
include non-lease components in the measurement of the lease liability or right-of-use asset. The non-lease components, which are not included in the measurement of the lease liability or the corresponding right-of-use asset, comprise 25.5% of the value of the agreements.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2026			December 31, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$48,914	$345	$49,740	$107,986	$39	$108,517
Current portion of operating lease liabilities	7,588	70	7,701	8,913	15	8,969
Long-term portion of operating lease liabilities	40,317	276	41,046	96,246	24	96,735

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases.

Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2026			December 31, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Financing leases:
Non-utility property	$31,093	$35,162	$67,722	$30,555	$33,344	$65,366
Accumulated depreciation	(14,034)	(14,976)	(29,637)	(13,079)	(14,319)	(27,928)
Non-utility property, net	17,059	20,186	38,085	17,476	19,025	37,438

Other current liabilities	$5,834	$7,067	$13,270	$5,764	$6,604	$12,743
Other deferred credits	11,258	13,157	24,915	11,740	12,456	24,786

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	March 31, 2026			December 31, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
Weighted average remaining lease term (years):
Operating leases	10.50	4.52	10.43	15.64	2.63	15.60
Financing leases	3.62	3.46	3.51	3.75	3.48	3.59

Weighted average discount rate:
Operating leases	5.08%	4.32%	5.08%	5.55%	5.39%	5.55%
Financing leases	5.34%	5.42%	5.38%	5.33%	5.43%	5.37%

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information for the components of lease expense is as follows:

	Three Months Ended March 31, 2026
	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$855	$—	$855
Other operating leases	1,850	23	1,892
Amounts capitalized	—	—	—
Total operating lease expense	2,705	23	2,747
Financing lease cost:
Amortization of right-of-use assets	1,520	1,978	3,594
Interest on lease liabilities	235	288	534
Amounts capitalized	(1,188)	(1,858)	(3,046)
Total financing lease expense	567	408	1,082

Variable lease expense	15,342	—	15,342
Short-term lease expense	175	9	195
Total lease expense for the period	$18,789	$440	$19,366

	Three Months Ended March 31, 2025
	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$5,083	$—	$5,083
Other operating leases	1,863	154	2,036
Amounts capitalized	(11)	(130)	(141)
Total operating lease expense	6,935	24	6,978
Financing lease cost:
Amortization of right-of-use assets	1,201	1,294	2,588
Interest on lease liabilities	180	144	339
Amounts capitalized	(880)	(1,195)	(2,074)
Total financing lease expense	501	243	853

Variable lease expense	6,556	—	6,556
Short-term lease expense	191	4	225
Total lease expense for the period	$14,183	$271	$14,612

Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$888	$22	$927	$5,116	$13	$5,145
Operating cash flows from financing leases	75	62	149	62	25	102
Finance cash flows from financing leases	489	342	925	436	217	741

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases additions	$—	$326	$326	$49	$4	$52
Operating leases retirements	(57,228)	—	(57,228)	—	(198)	(198)
Financing leases	1,115	3,138	4,253	1,368	891	2,449

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025.

Future expected lease payments are shown below:

	As of March 31, 2026
	PNM			TNMP		TXNM
		Operating					Operating
	Financing	Energy Storage	Other	Financing	Operating	Financing	Energy Storage	Other
	(In thousands)
Remainder of 2026	$5,115	$1,337	$7,012	$6,090	$62	$11,512	$1,337	$7,126
2027	5,415	1,783	7,049	6,404	85	12,197	1,783	7,204
2028	3,920	1,783	7,052	4,811	83	8,926	1,783	7,208
2029	2,411	1,783	7,039	3,401	74	5,854	1,783	7,188
2030	1,057	1,783	164	1,097	76	2,154	1,783	317
Later years	838	22,604	3,497	287	—	1,125	22,604	3,772
Total minimum lease payments	18,756	31,073	31,813	22,090	380	41,768	31,073	32,815
Less: Imputed interest	1,664	11,996	2,985	1,866	34	3,583	11,996	3,145
Lease liabilities	$17,092	$19,077	$28,828	$20,224	$346	$38,185	$19,077	$29,670

The above table includes $15.9 million, $17.1 million, and $33.2 million for PNM, TNMP, and TXNM at March 31, 2026 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At March 31, 2026, the Company has an ESA that has been executed with a lease component that has not yet commenced. The lease component begins in 2029, expires in 2044, and will be recognized as a lease asset and liability upon the commencement. The expected total fixed consideration to be paid for this arrangement, which includes non-lease payments, is approximately $94.3 million over the 20-year term of the agreement.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items are excluded from the estimated annual rate calculation. Such items include regulatory disallowances, Merger-related costs, and excess tax benefits or deficiencies related to stock awards. At March 31, 2026, TXNM, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2026 would be 14.64%, 11.93%, and 20.40%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

During the three months ended March 31, 2026, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further decreased by excess tax benefits related to stock awards of $0.4 million for TXNM, of which $0.3 million was allocated to PNM and $0.1 million was allocated to TNMP and by tax benefits on Merger-related costs of $0.5 million for TXNM, of which $0.3 million was allocated to PNM and an immaterial amount was allocated to TNMP.

Beginning February 2018, PNM’s NM 2016 Rate Case reflected the reduction in the federal corporate income tax rate resulting from enactment of legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”), including amortization of excess deferred federal income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, and had been returning the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. Pursuant to the final order in the 2024 Rate Change, the remaining balance of $62.7 million of unprotected excess deferred income taxes is being returned over a four-year period. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the TCJA beginning on January 1, 2019. TXNM, PNM, and TNMP will amortize federal excess deferred income taxes of $26.2 million, $23.5 million, and $2.7 million

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in 2026. See additional discussion of the impacts of the TCJA in Note 18 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

On July 4, 2025, changes in U.S. federal income tax laws were enacted through the OBBBA. The OBBBA generally extended and made permanent the changes from the TCJA, including maintaining the 21% corporate tax rate, interest deductibility for regulated electric utilities, and state and local tax deductibility. The OBBBA also accelerated the phase-out of certain Inflation Reduction Act of 2022 energy tax credits and restricts the availability of credits for “foreign entities of concern.” As a result, TXNM anticipates potentially higher costs associated with any future renewable energy development but does not expect other aspects of the OBBBA to have a material impact on its financial statements.

(15)   Related Party Transactions

TXNM, PNM, and TNMP are considered related parties, as is PNMR Services Company, a wholly-owned subsidiary of TXNM that provides corporate services to TXNM and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. The table below summarizes the nature and amount of related party transactions of TXNM, PNM, and TNMP:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Services billings:
TXNM to PNM	$33,678	$32,087
TXNM to TNMP	14,525	13,376
PNM to TNMP	62	79
TNMP to TXNM	21	28
TNMP to PNM	—	—
Interest billings:
TXNM to PNM	39	8
PNM to TXNM	115	133
TXNM to TNMP	15	145

16)     Merger

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

The proposed Merger has been unanimously approved by the Board, and it was approved by a majority of the holders of outstanding shares of TXNM common stock, as of the applicable record date, at the special meeting held on August 28, 2025. On January 13, 2026, the waiting period under the HSR Act in connection with the Merger expired and on January 23, 2026, the FCC consented to the two transfers of control applications submitted by Parent and TXNM, including amendments to the applications to include additional FCC licenses that TXNM had obtained since the original application was filed. TXNM will continue to amend the transfer of control application filed with the FCC, or file a new application, for any new FCC licenses either acquired by TXNM, or its subsidiaries, from third parties or through spectrum assignment filed with the FCC. Consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including the absence of any material adverse effect on TXNM, the absence of legal prohibition on the consummation of the Merger (a “Legal Restraint”), and absence of any agreement between Parent or TXNM and the FCC or Antitrust Division of the U.S. Department of Justice prohibiting the Merger, and the receipt of certain required regulatory approvals (including NMPRC and NRC). The Merger Agreement does not contain any financing condition. On August 25, 2025, TXNM filed applications for regulatory approvals to the NMPRC, PUCT, and FERC (Note 12). On February 6, 2026, the PUCT approved a unanimous settlement agreement filed by parties to the merger proceeding filed in December and on February 20, 2026, the FERC approved the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
proposed Merger. On April 24, 2026, TXNM filed its application for regulatory approval of the proposed Merger with the NRC. The Merger is currently expected to close in the second half of 2026.

The Merger Agreement may be terminated by each of TXNM and Parent under certain circumstances, including if the Merger is not consummated by the 15-month anniversary of the execution of the Merger Agreement (as extended, the “End Date”), so long as failure of the Merger to consummate on or before the End Date was not due to the breach of the Merger Agreement by such party, subject to an automatic extension of the End Date until December 31, 2026 and an additional three-month extension by mutual agreement of the parties, in each case if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals or the absence of a Legal Restraint, have been satisfied or waived. The Merger Agreement also provides for other customary termination rights for both Parent and TXNM. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, TXNM will be required to pay Parent a termination fee of $210.0 million plus certain costs and expenses (“TXNM Termination Fee”). In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party as a result of a Legal Restraint (solely in connection with required regulatory approvals), (ii) if the Merger Agreement is terminated by either party as a result of the Merger not being consummated by the End Date, (iii) the Merger Agreement is terminated by TXNM as a result of a breach of any representation or warranty or failure to perform by Parent, or Merger Sub that is not curable or timely cured or (iv) Parent fails to effect the closing when all closing conditions (other than those that by their nature are to be satisfied at closing) have been satisfied or waived and it is otherwise obligated to do so under the Merger Agreement and it further fails to consummate the closing within two business days after receiving notice from TXNM, then, in any such case, upon termination of the Merger Agreement, Parent will be required to pay TXNM a termination fee of $350.0 million plus certain costs and expenses (the “Parent Termination Fee”).

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

MD&A FOR TXNM

EXECUTIVE SUMMARY

Overview

TXNM is a holding company with two regulated electric utilities, PNM and TNMP, serving approximately 844,000 residential, commercial, and industrial customers in New Mexico and Texas. TXNM strives to create a clean and bright energy future for customers, communities, and shareholders. TXNM’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of sustainability.

Recent Developments

Merger

On May 18, 2025, TXNM, Parent, and Merger Sub (both Parent and Merger Sub are affiliates of Blackstone Infrastructure) entered into the Merger Agreement pursuant to which Merger Sub will merge with and into TXNM, with TXNM surviving the Merger as a direct, wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of TXNM (other than those listed in Note 16) at the Effective Time will be converted into the right to receive $61.25 in cash, without interest.

The proposed Merger has been unanimously approved by the Board and was approved by the TXNM shareholders at a special meeting held on August 28, 2025. The waiting period under the HSR Act in connection with the Merger has expired without any objections or concerns having been raised, both the FCC and FERC approved the application, and the PUCT approved the unanimous settlement, satisfying four of the conditions to closing of the Merger Agreement. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary conditions, including, without limitation, no Legal Restraint, and the receipt of certain required regulatory approvals (including the NMPRC and the NRC). TXNM has filed applications for regulatory approval of the Merger with the NMPRC (Note 12) and NRC. The Merger Agreement does not contain any financing condition and is currently expected to close in the second half of 2026.

On December 11, 2025, TXNM and Blackstone Infrastructure reached a unanimous settlement with parties in the Merger proceeding filed with the PUCT, that was approved on February 6, 2026. On February 20, 2026, FERC approved the proposed Merger rejecting claims related to data centers, private equity ownership, and speculative cross-subsidization relying on existing state ring-fencing protections in New Mexico and Texas. See Note 12.

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

Meeting the business objectives above will drive key financial results:

•Earning authorized returns on regulated businesses

•Delivering long-term earnings growth, with a dividend payout ratio between 50 and 60 percent of earnings
•Maintaining investment grade credit ratings

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

Utility Plant Investments

During the 2024 and 2025 periods, PNM and TNMP together invested $2.4 billion in utility plant, including transmission and distribution systems, substations, power plants, and nuclear fuel. Investment plans emphasize new investments in transmission and distribution infrastructure to support growing demand with grid reliability and resilience and to deliver clean energy. The Company has been improving the diversification of its rate base among regulatory jurisdictions, moving TNMP and FERC transmission rate base to over half of the consolidated rate base.

Investments at TNMP support the continued high growth across each region of its service territory. Economic growth across Texas continues to push the demands on TNMP’s system to new levels, including a new system peak in September 2025. In 2023, the Texas legislature passed a series of bills aimed at encouraging investments to enhance grid reliability and resilience, while the PUCT continues to develop rules in support of new legislation. TNMP will continue to submit filings for recovery of its investments, in accordance with these new rules, in addition to the existing rate recovery mechanisms. See the subheading under State Regulation and Legislation below.

Investments at PNM are aimed at supporting economic development and advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. The CCN requesting approval of a new transmission line and the recent approval received to defer costs of two economic development projects filed under SB 170 support economic development in New Mexico. Similarly, projects included in the Grid Modernization Plan will improve customers’ ability to customize their use of energy and modernize PNM’s electric grid through infrastructure and technology improvements.

See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.
Superior Customer Experience

The Company strives to deliver a superior customer experience and includes customer satisfaction as a key performance metric. As a transmission and distribution service provider in Texas’ deregulated market, reliability is core to the customer experience and TNMP continues to focus on keeping end-users updated about interruptions and encouraging consumer preparation when severe weather is forecasted. In 2024, TNMP made significant strides in improving customer satisfaction related to power outages by providing a more user-friendly experience on TNMP’s outage map information system, making it easier for customers to access real-time outage information. In addition, TNMP introduced a new system that allows customers to receive outage alerts through multiple communication channels to enhance transparency and to ensure customers stay informed during outages. During the most recent winter storm, TNMP sent employees to assist in expanded vegetation support, helping crews address tree-related outages in remote or difficult-to-access areas and restoring power to those communities. In April 2026, TNMP was announced as an Emergency Response Award recipient by EEI. The Emergency Response Awards recognize recovery and assistance efforts of electric companies following service disruptions caused by extreme weather or other natural events.

PNM, as a vertically integrated utility in New Mexico, is focused on providing customers reliable, affordable and clean energy. PNM holds in-person engagements with residential and business customers through customer advisory councils to receive feedback on the programs and services offered. Additionally, PNM continues to focus its efforts on customer service improvements, including enhanced digital payment options, strategic customer outreach, and improved communications. To supplement its service, PNM has implemented programs regulated by the NMPRC to incentivize customers to address these issues through rebates and/or discounts, including Energy Efficiency, Transportation Electrification, Community Solar, and Time-of_Day pilot Programs. Increased incentives are provided to low-income customers to further encourage participation from households typically experiencing a higher energy burden. Additionally, PNM offers customer bill payment assistance through PNM Good Neighbor Fund and accepts employee and customer donations to supplement this fund. As a result of PNM’s efforts, 1,751 families in need received emergency assistance through the PNM Good Neighbor Fund for the three months ended March 31, 2026.

While the electric utility industry continues to experience declines in customer satisfaction, as measured by J.D. Power, PNM’s ranking in 2025 remained stable, reflecting the Company’s sustained efforts to improve the customer journey through a more seamless and customer-friendly experience. In early 2026, PNM refreshed its outage communications to push out more timely, transparent and customer-friendly information when a customer experiences a power outage. These communications were implemented for all customers with available contact information and follow a bill redesign implemented in 2025 to improve transparency and usability. Additional improvements are planned as a part of PNM’s approved Grid Modernization Plan.

PNM has also increased engagement in communities with inherent high fire risk, including enrollment in outage alerts, a series of town hall panel discussions with local community officials, newsletters and other mailings. In 2026, these efforts highlight a Public Safety Power Shutoff Alert System with varying status levels, similar to those for other emergencies (hurricanes, tornadoes, etc.) to provide customers with the necessary information to prepare for potential power outages as a last resort when extreme wildfire risks are present on our system.

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

PNM’s Grid Modernization Plan is a major step forward in providing reliable, affordable and sustainable energy. As part of that plan, PNM will promote energy equity by installing technology like smart meters and making distribution upgrades in low-income areas first in order to allow lower-income customers to gain insights into their energy usage to improve affordability and create fairer access to energy. In addition, PNM’s Time-of-Day pilot incentivizes customers, through price signals, to use energy during the day when renewable generation is abundant.

The IRA provided benefits for TXNM and its customers by extending and enhancing clean energy incentives such as the investment tax credit and production tax credit. As the Company continues its transition away from carbon emitting sources, these credits may have reduced the cost of renewable investments. In addition, the IRA included a production tax credit for existing nuclear facilities that created an added benefit for PNM’s ownership in the carbon-free PVNGS. Other IRA provisions encouraged transportation electrification with EV credits and incentives for vehicle charging infrastructure. In July 2025, the OBBBA was enacted and it accelerated the phase-out of certain IRA energy tax credits and restricted the availability of credits for “foreign entities of concern”, as such term is used in the OBBBA. As a result, TXNM anticipates potentially higher costs associated with any future renewable energy development but does not expect other aspects of the OBBBA to have a material impact on its financial statements.

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

To demonstrate TXNM’s commitment to increase the electrification of vehicles in its service territory, PNM implemented its first TEP in 2022 and received approval of its 2024-2026 TEP in 2024. Since then, PNM has launched transportation electrification offerings that continue to support customer adoption of EVs by addressing barriers to adoption. PNM’s TEP program budget provides financial support to residential and non-residential customers towards the purchase of EV chargers and/or site make-ready costs, as well as customer education and outreach on EV-specific electricity rates to encourage charging during off-peak periods. More than 25% of the program budget is dedicated to low- and moderate-income customers to plan for an equitable transition to an electrified transportation sector.

PNM participates in the National Electric Highway Coalition, which plans to build fast-charging ports along major U.S. travel corridors. The coalition, with approximately 50 investor-owned electric companies, is committed to providing EV fast charging ports that will allow the public to drive EVs with confidence throughout the country’s major roadways. To support this initiative, PNM’s TEP program includes the installation of a charging network along major roadways in New Mexico. PNM is in process of developing its 2027-2029 TEP and expects to file it on or before June 1, 2026.

Renewable Energy and Energy Storage
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements from facilities in service as of March 31, 2026, have a total net generation capacity of 3,349 MW. In addition to PNM’s owned and third-party contracted solar facilities, PNM also has a customer distributed solar generation program that represented 378.0 MW at March 31, 2026. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resources have a generation capacity of 1,348 MW. This includes approximately 280 MW of additional capacity under the Community Solar Act which will provide customers an additional option of accessing solar energy.
PNM will continue to seek approval to procure renewable resources as needed to meet forecasted peak load requirements to serve its customers and New Mexico’s RPS and carbon-free resource requirements, while balancing the impact to customers’ electricity costs.

Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2026, incremental energy saved as a result of participation in PNM’s portfolio of energy efficiency programs is estimated to be 87 GWh. This is equivalent to the annual consumption of approximately 12,056 homes in PNM’s service territory. PNM’s load management and energy efficiency programs also help lower peak demand requirements. In 2026, TNMP’s incremental energy saved as a result of participation in TNMP’s energy efficiency programs is estimated to be approximately 17 GWh. This is equivalent to the annual consumption of approximately 2,392 homes in TNMP’s service territory, estimated using a national average avoided emissions rate. TNMP’s high-performance homes residential new construction energy efficiency program has earned the Energy Star Partner of the Year award for 8 years, including 6 years receiving the Sustained Excellence Award, recognizing long-term commitment to fighting climate change and protecting public health through energy efficiency.

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

Throughout 2025, PNM held in-person community events focused on wildfire safety and educating customers about the PSPS process and wildfire mitigation efforts to protect the public. These gatherings are designed to share critical information, coordinate with local resources, and listen to feedback from local communities. PNM hosted four events in High Fire Risk Areas (“HFRA”) across New Mexico in 2025 and expects to host similar events in 2026. In addition, PNM included local emergency managers in its periodic meetings referred to as “wildfire tabletops” in 2025. Each of these engagements builds and strengthens our preparedness as a Company for wildfire prevention and response.

TXNM has a long tradition of supporting the communities that it serves in New Mexico and Texas. During the three years ended December 31, 2025, TXNM, through corporate giving, contributed $8.7 million to civic, educational, environmental, tribal, low income, and economic development organizations. Additionally, the PNM Resources Foundation (the “Foundation”) has provided an annual average of $1.2 million in grant funding over the past three years across New Mexico and Texas. Throughout 2025, the Foundation focused on grants for wellness and athletic activities within the community and grants for the environment. These grants help nonprofits innovate or sustain programs to grow and develop their missions, develop and implement environmental programs, and provide educational opportunities. The Foundation continues to expand its matching and volunteer grant programs and the annual amount of matching donations available to each of its employees. The Foundation has also approved an increase to the amount awarded to employees through the employee crisis management fund, which provides our employees with financial support for basic living needs during catastrophic emergencies and times of crises. The Company collaborated with community foundations to help support the effort and direct funds where they were most needed for those who have been affected by the wildfires, floods and hurricanes in surrounding communities in addition to supporting law enforcement and first responders.

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

Financial Focus

Earning Authorized Returns on Regulated Businesses

TXNM’s success in accomplishing its financial objectives is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. The Company has multiple strategies to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: safety, operational excellence, and customer satisfaction, while engaging stakeholders to build productive relationships. Both PNM and TNMP seek cost recovery for their investments through general rate cases, periodic cost of service filings, and various rate riders. The rates PNM and TNMP charge customers are subject to traditional rate regulation by the NMPRC, FERC, and the PUCT. Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

Fair and timely rate treatment from regulators is crucial to PNM and TNMP in earning their allowed returns and critical for TXNM to achieve its financial objectives. TXNM believes that earning allowed returns is viewed positively by credit rating agencies and that improvements in the Company’s ratings could lower costs for utility customers.

State Regulation and Legislation

TNMP

In the 2023 and 2025 Texas Legislative sessions several bills were passed to support utility reliability and resiliency by encouraging and protecting utility infrastructure investments. Under the new legislation, TNMP filed its 2025-2027 SRP in August 2024 and filed an unopposed settlement with the PUCT in December 2024 that was approved with slight modifications in March 2025. Another bill directed ERCOT to develop reliability plans for the Permian Basin which resulted in the need for additional investments in the West Texas service territory. In 2025, HB 5247 was passed, which immediately authorized certain utilities, including TNMP, to offset depreciation, property tax expenses, and carrying costs with alternative revenue and recognize a regulatory asset for qualifying investments that are not currently reflected in rates, until the following year in which they would file a single, annual proceeding with the PUCT. These pieces of legislation demonstrate that Texas continues to encourage utility investment and prioritizes timely rate recovery. TNMP will look to prioritize investments aligned with these measures that improve the quality of service for current and future customers and anticipates submitting annual filings in accordance with the rule.

Beyond legislative actions, the regulatory framework in Texas strongly encourages investments into the grid by providing timely recovery through rate mechanisms outside of general rate cases. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. TNMP also has approximately 283,000 advanced meters across its service territory, the costs of which are being recovered through base rates.

TNMP Base Rate Review

In November 2025, TNMP filed the TNMP Base Rate Review with the PUCT, requesting recovery of $2.8 billion of rate base, a requested ROE of 10.4%, and a 47.54% equity ratio. The TNMP Base Rate Review also includes increases in operations and maintenance expenses that are not recovered through semi-annual TCOS and DCRF filings, excludes increases in interest expense resulting from refinancing of debt associated with the proposed Merger, and requests recovery of $20.5 million associated with Hurricane Beryl restoration costs over a five-year period. If approved by the PUCT, the new rates are expected to become effective in mid-2026. The parties are presently conferring regarding a potential settlement in the proceeding. See Note 12.
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

The Power Readiness Bill is intended to reduce risk, lead times, and regulatory uncertainty in acquiring additional generation resources and in building large-scale infrastructure needed to competitively serve economic development customers that create jobs. It allows a public utility to annually increase generation capacity by up to 10% of the public utility’s total system peak load. The Power Readiness Bill also shortens the time for regulatory approval of CCN filings for new, major infrastructure and allows a public utility to defer costs of economic development projects, placing them into a regulatory asset until a customer signs a contract or begins taking service. In March 2026, PNM received approval to defer costs of two economic development projects under the Power Readiness Bill; the Westpointe and Mesa Del Sol Substations (See Note 12).

The New Mexico Energy Transition Act (“ETA”)

The passage of the ETA amended the REA to require utilities operating in New Mexico to have renewable portfolios equal to 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Those amendments also allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue Securitized Bonds related to the retirement of certain coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Notes 16 and 17 and the issuance of the ETBC I Securitized Bonds in Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

Grid Modernization Plan

In October 2024, the NMPRC approved PNM’s Grid Modernization Plan which will improve customers’ ability to customize their use of energy and benefit from the electricity grid consistent with the Grid Modernization Statute. PNM’s plan to modernize its electricity grid through infrastructure and technology improvements includes installing technology like smart meters and making distribution upgrades in low-income areas first in order to allow lower-income customers to gain insights into their energy usage to improve affordability and create fairer access to energy. The approved plan includes grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The approved rate rider will recover capital costs, operating expenses, and taxes associated with the investments included in the plan. In June 2025, the Grid Modernization Plan was updated to reflect an increase in investments from approximately $344 million to $367 million in the first six years and a decrease in projected operations and maintenance costs of approximately 18%. See Note 12.

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

In December 2024, PNM issued its 2029-2032 RFP for at least 900 MW of new energy resources to come online between 2029 and 2032, with at least 500 MW needed by 2030, and is anticipated to identify potential replacement resources for PNM’s current natural gas generation capacity as well as PNM’s ownership interest in Four Corners. In March 2026, PNM filed a draft supplemental 2029-2032 RFP for new customer requirements that have accelerated and increased energy demands beyond previously forecasted resources. See Note 12.

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

Delivering Long-Term Earnings Growth

TXNM’s financial objective to deliver long-term earnings growth enables investors to realize the value of their investment in the Company’s business. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. TXNM uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.

TXNM targets a dividend payout ratio in the 50% to 60% range of its ongoing earnings. The Board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards. The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
December 2024	5.2%
December 2025	3.7%

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

Economic Factors

TNMP – In the three months ended March 31, 2026 TNMP experienced a decrease in volumetric weather normalized retail load of 2.0% compared to 2025. Weather normalized demand-based load, excluding retail transmission consumers, increased 3.2% in the three months ended March 31, 2026, compared to 2025. Data center load, including distribution and transmission, has decreased 18.6% in the three months ended March 31, 2026 compared to 2025.

PNM – In the three months ended March 31, 2026, PNM experienced a decrease of 2.9% in weather normalized residential load and a decrease of 3.0% in weather normalized commercial load compared to 2025. PNM experienced an increase in industrial load of 3.5% in the three months ended March 31, 2026 compared to 2025.

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

Results of Operations

Net earnings attributable to TXNM were $3.7 million, or $0.03 per diluted share, in the three months ended March 31, 2026 compared to $8.9 million, or $0.10 per diluted share, in 2025. Among other things, earnings in the three months ended March 31, 2026, benefited from higher transmission and distribution rates at TNMP, impacts of revenues recorded under HB 5247 at TNMP, increased revenue at PNM approved in the 2025 Rate Change, and higher transmission margin at PNM. These increases were more than offset by higher operating expenses at PNM and TNMP, increased depreciation, property taxes, and interest expense at PNM and TNMP due to increased plant in service, capacity arrangements at PNM, milder weather at PNM and TNMP, and decreased performance of investments securities in the NDT and coal mine reclamation trusts at PNM. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

As of March 31, 2026, TXNM, PNM, and TNMP had revolving credit facilities with capacities of $300.0 million, $440.0 million, and $300.0 million. Total availability for TXNM on a consolidated basis was $742.0 million at April 24, 2026. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. TXNM also has intercompany loan agreements with each of its subsidiaries.

TXNM projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $11.1 billion for 2026 - 2030, including amounts expended through March 31, 2026. These construction expenditures may change due to incremental expenditures for new customer growth and other transmission and renewable energy expansion. TNMP’s investments support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives include investments in generation, transmission, and distribution infrastructure to deliver clean energy, support customer growth, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Plan and TNMP’s SRP.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics, and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company’s short-term liquidity position as of April 24, 2026, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $597.7 million through April 2027. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity, including those provided for under the Merger Agreement, in order to fund its capital requirements during the 2026-2030 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of March 31, 2026 and April 24, 2026, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to TXNM is as follows:

	Three Months Ended March 31,
	2026	2025	Change
	(In millions, except per share amounts)
Net earnings attributable to TXNM	$3.7	$8.9	$(5.2)
Average diluted common and common equivalent shares	112.9	93.2	19.7
Net earnings attributable to TXNM per diluted share	$0.03	$0.10	$(0.07)

The components of the change in net earnings attributable to TXNM are:

Three Months Ended
March 31, 2026
(In millions)
TNMP	$8.4
PNM	(16.8)
Corporate and Other	3.2
Net change	$(5.2)

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

	Three Months Ended March 31,
	2026	2025	Change
	(In millions)

Gross margin	$85.0	$66.3	$18.7
Transmission and distribution costs	7.9	9.7	(1.8)
Depreciation and amortization	38.6	35.2	3.4
Utility margin	$131.5	$111.2	$20.3

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2026	2025	Change
	(In millions)
Electric operating revenues	$175.0	$149.4	$25.6
Cost of energy	43.4	38.2	5.2
Utility margin	131.5	111.2	20.3
Operating expenses	36.3	33.2	3.1
Depreciation and amortization	38.6	35.2	3.4
Operating income	56.6	42.7	13.9
Other income	3.2	2.4	0.8
Interest charges	(21.4)	(17.3)	(4.1)
Segment earnings before income taxes	38.4	27.8	10.6
Income (taxes)	(7.7)	(5.5)	(2.2)
Segment earnings	$30.7	$22.3	$8.4

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended March 31,
			Percentage
	2026	2025	Change
Volumetric load (1) (GWh)
Residential	653.8	709.2	(7.8)%
Commercial and other	12.2	12.0	1.7
Total volumetric load	666.0	721.2	(7.7)%
Demand-based load (2) (MW)	9,025.3	9,395.8	(3.9)%
Average retail consumers (thousands) (3)	284.5	280.3	1.5%

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

Operating Results – Three Months Ended March 31, 2026, compared to 2025

The following table summarizes the significant changes to gross margin:

Three Months Ended March 31, 2026
Change
Gross margin:	(In millions)

Utility margin (see below)	$20.3
Depreciation and amortization (see below)	(3.4)
Lower vegetation management and employee related expenses, partially offset by higher outside services expenses, excluding administrative costs	1.8
Net Change	$18.7

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2026
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2025 and September 2025	$5.2
Distribution rate relief – Distribution cost of service rate increases in June 2025 and December 2025	5.2
Volumetric-based consumer usage/load – Weather normalized KWh sales decreased 2.0%; the average number of volumetric consumers increased 1.5%	—
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 3.2%	0.2
Weather – Milder weather in Q1 2026	(1.3)
Impacts of revenues recorded under HB 5247 Note 12	8.4
Increase in deferral of excess deferred income tax benefits refunded through base rates	1.4
Rate Riders and other – Includes transmission cost recovery factor and energy efficiency rider which are partially offset in operating expenses	1.2
Net Change	$20.3

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2026
Change
Operating expenses:	(In millions)

Lower vegetation management and employee expenses, partially offset by higher outside services expenses	$(1.9)
Lower capitalization of administrative and general expenses due to lower construction expenditures	3.5
Higher allocated depreciation and amortization expense from Corporate and Other	0.4
Higher property tax due to increased utility plant in service	1.4
Other	(0.3)
Net Change	$3.1

Depreciation and amortization:

Increased utility plant in service	$3.2
Other	0.2
Net Change	$3.4

Other income (deductions):

Lower CIAC	$(1.4)
Higher equity AFUDC	2.0
Other	0.2
Net Change	$0.8

Three Months Ended March 31, 2026
Change
Interest charges:	(In millions)

Interest on FMBs	$(5.5)
Lower interest on short-term borrowings	1.6
Lower debt AFUDC	(0.8)
Lower interest on transmission interconnection and security deposit arrangements	0.4
Other	0.2
Net Change	$(4.1)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(2.2)
Net Change	$(2.2)

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
Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended March 31,
	2026	2025	Change
	(In millions)

Gross margin	$100.5	$102.3	$(1.8)
Energy production costs	24.4	24.5	(0.1)
Transmission and distribution costs	17.9	15.8	2.1
Depreciation and amortization	64.1	59.8	4.3
Utility margin	$206.9	$202.4	$4.5

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2026	2025	Change
	(In millions)
Electric operating revenues	$330.0	$333.4	$(3.4)
Cost of energy	123.1	131.0	(7.9)
Utility margin	206.9	202.4	4.5
Operating expenses	120.7	111.3	9.4
Depreciation and amortization	64.1	59.8	4.3
Operating income	22.1	31.3	(9.2)
Other income (deductions)	(3.3)	3.3	(6.6)
Interest charges	(33.0)	(29.8)	(3.2)
Segment earnings before income taxes	(14.2)	4.8	(19.0)
Income (taxes) benefit	2.6	—	2.5
Valencia non-controlling interest	(4.1)	(3.7)	(0.4)
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings (losses)	$(15.9)	$0.9	$(16.8)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended March 31,
			Percentage
	2026	2025	Change
	(Gigawatt hours, except customers)
Residential	724.5	772.7	(6.2)%
Commercial	822.7	853.0	(3.6)
Industrial (1)	663.5	584.6	13.5
Public authority	41.4	47.7	(13.2)
Economy energy service (2)	86.5	149.8	(42.3)
Other sales for resale (3)	1,120.0	897.0	24.9
	3,458.6	3,304.8	4.7%
Average retail customers (thousands)	559.3	555.4	0.7%
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

Operating Results – Three Months Ended March 31, 2026, compared to 2025

The following table summarizes the significant changes to gross margin:

Three Months Ended March 31, 2026
Change
Gross margin:	(In millions)

Utility margin (see below)	$4.5
Depreciation and amortization (see below)	(4.3)
Higher outside services and vegetation management expenses, partially offset by lower employee related expenses, excluding administrative costs	(1.8)
Other	(0.2)
Net Change	$(1.8)

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2026
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales decreased 2.9% for residential customers and 3.0% for commercial customers, partially offset by increased sales to industrial customers of 3.5%	$(2.7)
Weather – Milder weather in 2026	(3.7)
Rate relief – Increase in revenue approved in 2025 Rate Change	12.8
Transmission – Increase in revenues primarily due to higher formula rates, market prices and volumes, partially offset by higher expenses	4.2
Capacity arrangements – Additional energy storage agreements starting in the fourth quarter of 2025 and the first quarter of 2026 partially offset with a sales agreement in 2026	(6.4)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	0.3
Net Change	$4.5

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2026
Change
Operating expenses:	(In millions)

Higher costs at PVNGS and gas fired plants, partially offset by lower costs at Four Corners	$0.1
Higher employee related, outside services and vegetation management expense	4.9
Higher property taxes associated with increased utility plant in service	3.1
Higher allocated depreciation and amortization expense from Corporate and Other	0.5
Other	0.8
Net Change	$9.4

Depreciation and amortization:

Increased utility plant in service	$4.2
Other	0.1
Net Change	$4.3

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(7.7)
Higher equity AFUDC	1.4
Other	(0.3)
Net Change	$(6.6)

Interest charges:

Lower interest on term loans	$1.0
Interest on SUNs	(6.2)
Lower interest on short-term borrowings	1.3
Lower interest on transmission interconnection and security deposit arrangements	0.7
Net Change	$(3.2)

Income (taxes) benefits:

Lower segment earnings before income taxes	$4.9
Lower amortization of federal excess deferred income taxes	(2.1)
Other	(0.3)
Net Change	$2.5

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2026	2025	Change
	(In millions)
Electric operating revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(7.9)	(7.3)	(0.6)
Depreciation and amortization	9.6	9.5	0.1
Operating (loss)	(1.8)	(2.2)	0.4
Other income (deductions)	(0.3)	(0.2)	(0.1)
Interest charges	(14.2)	(16.4)	2.2
Segment (loss) before income taxes	(16.2)	(18.8)	2.6
Income (taxes) benefit	5.1	4.5	0.6
Segment (loss)	$(11.1)	$(14.3)	$3.2

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three months ended March 31, 2026 includes decreases of $0.8 million for costs related to the Merger. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended March 31, 2026 compared to 2025
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2026
Change
Other income (deductions):	(In millions)

Lower income at PNMR Development	$(0.1)
Net Change	$(0.1)

Interest charges:

Lower interest on short-term borrowings	$1.6
Lower interest on term loans	6.7
Issuance of $350.0 million Jr. Subordinated Notes in December 2025	(6.1)
Net Change	$2.2

Income (taxes) benefits:

Lower segment loss before income taxes	$(0.7)
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	1.2
Other	0.1
Net Change	$0.6

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in TXNM’s cash flows for the three months ended March 31, 2026, compared to March 31, 2025, are summarized as follows:

	Three Months Ended March 31,
	2026	2025	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$153.2	$141.3	$11.9
Investing activities	(315.4)	(345.0)	29.6
Financing activities	142.0	197.6	(55.6)
Net change in cash, cash equivalents, and restricted cash	$(20.1)	$(6.2)	$(13.9)

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

Cash Flows from Investing Activities

The changes in TXNM’s cash flows used in investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts. Major components of TXNM’s cash inflows and (outflows) from investing activities are shown below:

	Three Months Ended March 31,
	2026	2025	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(77.5)	$(39.3)	$(38.2)
Transmission and distribution	(85.7)	(99.5)	13.8
Grid Modernization Plan	(6.1)	—	(6.1)
Nuclear fuel	(5.8)	(5.9)	0.1
	(175.1)	(144.7)	(30.4)
TNMP:
Transmission	(29.2)	(90.6)	61.4
Distribution	(52.7)	(93.6)	40.9
SRP	(24.8)	—	(24.8)
	(106.7)	(184.2)	77.5
Corporate and Other:
Computer hardware, software, general services, and other	(30.9)	(13.7)	(17.2)
	(312.7)	(342.6)	29.9

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$110.1	$90.1	$20.0
Purchases of investment securities	(112.7)	(92.5)	(20.2)
	(2.7)	(2.4)	(0.2)
Net cash flows used in investing activities	$(315.4)	$(345.0)	$29.7

Cash Flows from Financing Activities

The changes in TXNM’s cash flows from financing activities include:

•Short-term borrowings increased $81.8 million in 2026 compared to an decrease of $15.6 million in 2025, resulting in a net increase in cash flows from financing activities of $97.4 million
•In 2026, TXNM sold 1,785,901 shares of TXNM common stock under the TXNM 2026 ATM Program aggregating $104.0 million and used the proceeds to make cash equity contributions to PNM and for other corporate purposes

Financing Activities

See Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC.

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

Beginning on March 3, 2026, TXNM, pursuant to the TXNM 2026 ATM Program, sold an aggregate of 1,785,901 shares of TXNM common stock under the Distribution Agreement for net cash proceeds of $104.0 million. TXNM used the proceeds to pay cash equity contributions to PNM and for other corporate purposes. See Note 9.

On May 1, 2026, TXNM, PNM, and TNMP each established Programs pursuant to which they may issue, from time to time, Notes under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Programs may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Programs at any time not to exceed $300.0 million for TXNM, $400.0 million for PNM, and $300.0 million for TNMP. The Notes will have maturities of up to 364 days from the date of issue and net proceeds will be used for general corporate purposes. Each of TXNM, PNM and TNMP have agreed to maintain, at all times, unused available borrowing capacity under their Revolving Credit Agreements in an amount at least equal to the amount of Notes outstanding at any time. No Notes are currently outstanding under the Programs.

Capital Requirements

TXNM’s total capital requirements consist of construction expenditures and cash dividend requirements for TXNM common stock and PNM preferred stock.

Key activities in TXNM’s current construction program include:

•Investing in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2026, are:

	2026	2027-2030	Total
	(In millions)
Construction expenditures	$1,566.9	$8,647.9	$10,214.8
Dividends on TXNM common stock	184.1	736.3	920.4
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,751.5	$9,386.3	$11,137.8

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval and in certain instances, require regulatory approval. The construction expenditures above include

TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives include investments in generation, transmission, and distribution infrastructure to deliver clean energy, support customer growth, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments in PNM’s Grid Modernization Plan and TNMP’s SRP. These investments provide for a more resilient, reliable, efficient, and decarbonized electric system. Construction expenditures included in the table above may change due to incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of TXNM to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to TXNM and the Merger (See Note 16). See Note 6 of the Notes to the Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the three months ended March 31, 2026, TXNM met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $3.7 million and $3.8 million in scheduled principal payments due for the ETBC I Securitized Bonds in August 2026 and February 2027. PNM also has $195.0 million under the PNM 2025 Term Loan due in July 2026, and $100.3 million of 0.875% PCRBs with a mandatory tender date of October 1, 2026. See Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K and Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
TXNM’s liquidity arrangements include the $300.0 million TXNM Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $300.0 million TNMP Revolving Credit Facility. Each of these facilities matures on March 29, 2030 and contains a one-year extension option that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. On December 19, 2025, when the first extension options were exercised, one lender in each of the revolving credit facilities failed to agree to the extension. As a result, effective March 30, 2029, the TXNM Revolving Credit Facility capacity will adjust to $265.4 million, the PNM Revolving Credit Facility capacity will adjust to $354.1 million, and the TNMP Revolving Credit Facility capacity will adjust to $277.0 million. PNM also has the $40.0 million PNM New Mexico Credit Facility that matures on May 31, 2030. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically issue equity or long-term debt and use the proceeds to reduce the borrowings under the credit facilities or refinance other debt. Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended March 31, 2026
Range of Borrowings	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$88.1	$209.6
PNM New Mexico Credit Facility	40.0	40.0
TNMP Revolving Credit Facility	—	66.9
TXNM Revolving Credit Facility	—	80.1

At March 31, 2026, the weighted average interest rates were 4.93% for the PNM Revolving Credit Facility, 5.03% for the PNM New Mexico Credit Facility, 4.54% for the TNMP Revolving Credit Facility, and 5.17% for the TXNM Revolving Credit Facility.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 9. The Company anticipates that additional long-term financing, in the form of debt and/or equity issuances, will be necessary to fund its capital requirements and to balance its capital structure during the 2026-2030 period. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. Market conditions, such as rising interest rates, may raise the cost of borrowing under the Company’s current and future liquidity arrangements or other variable debt. In addition, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of April 24, 2026, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of April 24, 2026, is as follows:

	PNM	TNMP	TXNM Separate	TXNM
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$300.0	$300.0	$1,000.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	300.0	300.0	1,040.0

Amounts outstanding as of April 24, 2026:
Revolving Credit Facility	113.4	66.5	75.0	254.9
PNM New Mexico Credit Facility	40.0	—	—	40.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	153.4	66.5	78.1	298.0

Remaining availability as of April 24, 2026	$286.6	$233.5	$221.9	$742.0
Invested cash as of April 24, 2026	$—	$—	$1.0	$1.0

In addition to the above, TXNM has $19.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of April 24, 2026, PNM and TNMP had $1.2 million and zero in borrowings from TXNM under their respective intercompany loan agreements. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

Other Material Cash Requirements

TXNM, PNM, and TNMP have contractual obligations for long-term debt, minimum lease payments, coal contracts, coal mine reclamation, nuclear decommissioning, SJGS plant decommissioning, pension and retiree medical contributions, and other long-term obligations. See MD&A – Other Material Cash Requirements in the 2025 Annual Reports on Form 10-K.

Contingent Provisions of Certain Obligations

As discussed in the 2025 Annual Reports on Form 10-K, TXNM, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, TXNM, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure

The capitalization tables below include the current maturities of long-term debt but does not include short-term debt or lease obligations as debt.

	March 31, 2026	December 31, 2025
TXNM
TXNM common equity	39.1%	38.5%
Preferred stock of subsidiary	0.1	0.2
Long-term debt [1]	60.8	61.3
Total capitalization	100.0%	100.0%
PNM
PNM common equity	46.4%	45.5%
Preferred stock	0.2	0.2
Long-term debt	53.4	54.3
Total capitalization	100.0%	100.0%
TNMP
Common equity	51.4%	51.0%
Long-term debt	48.6	49.0
Total capitalization	100.0%	100.0%
1 TXNM’s long-term debt as of March 31, 2026 includes Convertible Notes, which receive 50% equity credit from ratings organizations.

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

As of March 31, 2026, approximately 25% of PNM’s generating capacity, including resources owned, leased, or under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

PNM has several programs underway to reduce or offset GHG emissions from its generation resource portfolio, thereby reducing its exposure to climate change regulation. The shutdown of SJGS resulted in a reduction of GHG emissions for the entire station allowing PNM to attain GHG emissions reductions goals set forth by the ETA, discussed below.
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of March 31, 2026, have a total net generation capacity of 3,349 MW. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resource plans have a generation capacity of 1,348 MW. This includes approximately 280 MW of capacity under the Community Solar Act which will provide customers an additional option of accessing solar energy. PNM will continue to seek approval to procure renewable resources as needed to meet forecasted peak load requirements to serve its customers and New Mexico’s RPS and carbon-free resource requirements, while balancing the impact to customers’ electricity costs.

PNM also has a customer distributed solar generation program that represented 378.0 MW at March 31, 2026. PNM’s distributed solar programs will generate an estimated 756.0 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs were an estimated 9,008 GWh of electricity through 2025. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 12,900 GWh of electricity savings, which will avoid approximately 220,000 tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

On January 20, 2025, President Trump signed an executive order entitled “Unleashing American Energy” directing all agencies, including EPA, to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. The order also disbands the Interagency Working Group on the Social Cost of Greenhouse Gases, eliminates the “social cost of carbon” from consideration in any Federal permitting or regulatory decision, and expressly directs EPA to submit joint recommendations on the legality and continuing applicability of the 2009 endangerment finding for greenhouse gases. On June 17, 2025, EPA published a proposed rule in the Federal Register with two alternatives to repeal or revise the GHG emission standards for EGUs. EPA primarily proposes to find that GHG emissions from fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of CAA Section 111, which would preclude EPA from regulating GHG emissions from those plants. As a result, EPA is proposing to repeal all GHG standards for the power sector promulgated under CAA Section 111 in both 2015 and 2024. EPA also proposed in the alternative to find that CCS is not adequately demonstrated, and that neither CCS nor gas co-firing are the best system of emission reduction for GHG emissions from power plants, which findings also support repeal of those specific requirements from the rules adopted in 2024. Comments were due by September 15, 2025, and EPA intends to finalize the proposed rule in 2026.

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

The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. The passage of the ETA amended the REA to require utilities operating in New Mexico to have renewable portfolios equal to 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning and will manage compliance with the standards based upon existing generation resources and approved resource retirements and replacements. The ETA provides for a transition from fossil-fuel generating resources to renewable and other carbon-free resources by allowing investor-owned utilities to issue securitized bonds related to the retirement of coal-fired generating facilities to qualified investors.

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

Other Matters

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires Company management to select and apply accounting policies that best provide the framework to report the results of operations and financial position for TXNM, PNM, and TNMP. The selection and application of those policies require management to make difficult, subjective, and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of March 31, 2026, there have been no significant changes with regard to the critical accounting policies disclosed in TXNM’s, PNM’s, and TNMP’s 2025 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

Any material changes to risk factors occurring after the filing of TXNM’s, PNM’s, and TNMP’s 2025 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

Commodity Risk

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026, and the year ended December 31, 2025, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts that met the definition of a derivative were recorded at fair value on the Condensed Consolidated Balance Sheets. In the three months ended March 31, 2026 and 2025, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and zero and $0.6 million of fair value losses have been recorded as a regulatory asset.

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

Schedule of Credit Risk Exposure
March 31, 2026
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$4,284	2	$1,922
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	913	—	—
Non-investment grade	—	—	—
Total	$5,197		$1,922

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2026, TXNM held no cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2026, was $1.4 million. Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP’s long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. TXNM’s debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity and hedging arrangements and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities and term loans are based on SOFR. At April 24, 2026, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
TXNM Revolving Credit Facility	5.17%	$75,000	$300,000
PNM Revolving Credit Facility	4.91	113,400	400,000
PNM New Mexico Credit Facility	5.02	40,000	40,000
TNMP Revolving Credit Facility	4.53	66,500	300,000
		$294,900	$1,040,000
Long-term Debt:
PNM 2025 Term Loan	4.65%	195,000
PNM November 2025 Term Loan	4.55	120,000
		$315,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $494.6 million at March 31, 2026, of which 8.9% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2026, the decrease in the fair value of the fixed-rate securities would be 0.41%, or $1.8 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2026. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 86.8% of the securities held by the trusts as of March 31, 2026. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $42.9 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting.
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
•PNM – Integrated Resource Plans
•PNM – Grid Modernization Plan
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in TXNM’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2025.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Creation of a Direct Financial Obligation or an Obligation Under an Off‑Balance Sheet Arrangement

On May 1, 2026, TXNM, PNM, and TNMP each established commercial paper programs (respectively, the “TXNM Commercial Paper Program”, the “PNM Commercial Paper Program”, the “TNMP Commercial Paper Program”, and collectively the “Programs”) pursuant to which they may issue from time to time short-term, unsecured commercial paper notes (respectively, the “TXNM Commercial Paper Notes”, the “PNM Commercial Paper Notes”, the “TNMP Commercial Paper Notes”, and collectively the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Amounts available under the Programs may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Programs at any time not to exceed $300.0 million for TXNM, $400.0 million for PNM, and $300.0 million for TNMP. The Notes will have maturities of up to 364 days from the date of issue and net proceeds will be used for general corporate purposes. Each of TXNM, PNM and TNMP have agreed to maintain, at all times, unused available borrowing capacity under their Revolving Credit Agreements in an amount at least equal to the amount of Notes outstanding at any time. No Notes are currently outstanding under the Programs.

A national bank will act as issuing and paying agent under each Program. One or more commercial paper dealers will each act as a dealer under each Program (each a “Dealer”). Each of TXNM, PNM and TNMP has entered into commercial paper dealer agreements with each Dealer (each, a “Dealer Agreement”). Each Dealer Agreement contains customary representations, warranties, covenants and indemnification provisions.

The Notes to be offered have not been and will not be registered under the Securities Act or state securities laws and may not be offered and sold except in compliance with an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws. The information contained in this Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to purchase any Notes.

ITEM 6. EXHIBITS

2.1	TXNM
Agreement and Plan of Merger, dated as of May 18, 2025, by and among TXNM Energy, Inc., Troy ParentCo LLC and Troy Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to TXNM’s Current Report on Form 8-K filed May 19, 2025)

3.1	TXNM	Restated Articles of Incorporation of TXNM, as amended to date (incorporated by reference to Exhibit 3.1 to TXNM’s Current Report on Form 8-K filed August 5, 2024)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	TXNM	Bylaws of TXNM, with all amendments to and including August 2, 2024 (incorporated by reference to Exhibit 3.2 to TXNM’s Current Report on Form 8-K filed August 5, 2024)

3.5	PNM	Bylaws of PNM, with all amendments to and including July 1, 2022 (incorporated by reference to Exhibit 3.5 to PNM’s Current Report on Form 8-K filed July 1, 2022)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	TXNM	TXNM 2026 Long-Term Incentive Plan dated April 27, 2026

10.2	TXNM	TXNM 2026 Officer Annual Incentive Plan dated April 27, 2026

10.3	TXNM
Distribution Agreement, dated March 3, by and among TXNM Energy, Inc., BofA Securities, Inc., MUFG Securities Americas Inc. and Scotia Capital (USA) Inc. (each as sales agent) and Bank of America, N.A., MUFG Securities EMEA plc and The Bank of Nova Scotia (each as forward purchaser). (incorporated by reference to Exhibit 10.1 to TXNM’s Current Report on Form 8-K filed March 3, 2026)

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

TXNM ENERGY, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	May 1, 2026	/s/ Gerald R. Bischoff
Gerald R. Bischoff
Vice President and Corporate Controller
(Officer duly authorized to sign this report)