Form 10-Q
period 2026-06-30
TXNM ENERGY INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2026-07-31
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of July 24, 2026, 103,046,111 shares of common stock, no par value per share, of TXNM were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of July 24, 2026, was 39,117,799 all held by TXNM (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of July 24, 2026, was 6,358 all held indirectly by TXNM (and none held by non-affiliates).

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022, using a calendar year 2024 FTY
2025 Rate Request	PNM’s request for a general increase in electric rates filed with the NMPRC on June 14, 2024, using a FTY beginning July 1, 2025
2028 Resource Application	PNM’s November 22, 2024, application with the NMPRC for approval of resources to be available for the 2028 summer peak
ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
Blackstone Infrastructure	Blackstone Infrastructure Partners L.P.
Board	Board of Directors of TXNM
CAA	Clean Air Act
CAISO	California Independent System Operator
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCS	Carbon Capture and Storage/Sequestration
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
Community Solar Act	Senate Bill 84 effective June 18, 2021
Convertible Notes	TXNM’s $549.8 million junior subordinated convertible notes issued on June 10, 2024, and June 21, 2024
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
EDAM	Extended Day Ahead Market
EEI	Edison Electric Institute, an association representing all U.S. investor-owned electric companies
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
Energy Transition Charge(s)	Rate rider established to collect non-bypassable customer charges for repayment of the ETBC I Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA(s)	Energy Storage Agreement(s)
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
ETBC I Securitized Bonds	On November 15, 2023, ETBC I issued $343.2 million aggregate principal amount of its senior secured energy transition bonds, Series A in two tranches
EUEA	The New Mexico Efficient Use of Energy Act
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FMB	First Mortgage Bond
Four Corners	Four Corners Power Plant
Four Corners CSA	Four Corners’ coal supply contract with NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year

GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
Grid Modernization Plan	PNM’s NMPRC approved plan for grid modernization that includes investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
HSR	Hart-Scott-Rodino Antitrust Improvements Act
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of TXNM pursuant to the Merger Agreement, with TXNM surviving as a direct, wholly-owned subsidiary of Parent (an affiliate of Blackstone Infrastructure Partners L.P.)
Merger Agreement	The Agreement and Plan of Merger, dated May 18, 2025, by and among TXNM, Parent, and Merger Sub
Merger Sub	Troy Merger Sub Inc., a New Mexico corporation, direct subsidiary of Parent and affiliate of Blackstone Infrastructure Partners L.P., which will merge with and into TXNM at the Effective Time of the Merger
Meta	Meta Platforms, Inc., formerly known as Facebook Inc.
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trusts for PVNGS
NM	New Mexico
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OBBBA	One Big Beautiful Bill Act of 2025
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Parent	Troy ParentCo LLC, a Delaware limited liability company and an affiliate of Blackstone Infrastructure Partners L.P.
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PEP	Performance Equity Plan
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2025 Term Loan	PNM’s $195.0 Million Unsecured Term Loan issued on January 21, 2025
PNM April 2025 Note Purchase Agreement	PNM’s agreement for sale of PNM’s April 2025 SUNs
PNM April 2025 SUNs	PNM’s $300.0 million Senior Unsecured Notes issued on April 23, 2025
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility

PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of TXNM
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
REP(s)	Retail Electricity Provider
RFP	Request for Proposal
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	TNMP’s System Resiliency Plan
SUNs	Senior Unsecured Notes
TCJA	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP February 2025 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP February 2025 Bond Purchase Agreement
TNMP February 2025 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $140.0 Million of TNMP February 2025 Bonds
TNMP Revolving Credit Facility	TNMP’s $300.0 million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
TSA(s)	Transmission Service Agreement(s)
TXNM	TXNM Energy, Inc. formerly known as PNM Resources, Inc. (“PNMR”)
TXNM Revolving Credit Facility	TXNM’s $300.0 million Unsecured Revolving Credit Facility
U.S.	The United States of America
U.S. Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted average cost of capital
Western Spirit Line	An approximately 150-mile 345-kV transmission line
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WSJ LLC	Westmoreland San Juan Mining, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of San Juan Coal Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Electric Operating Revenues	$548,554	$502,420	$1,053,536	$985,212
Operating Expenses:
Cost of energy	164,139	167,622	330,631	336,804
Administrative and general	64,868	75,991	131,781	136,760
Energy production costs	25,340	26,081	49,743	50,627
Depreciation and amortization	114,631	105,235	226,954	209,786
Transmission and distribution costs	25,377	26,461	51,264	51,966
Taxes other than income taxes	30,897	28,329	62,850	54,679
Total operating expenses	425,252	429,719	853,223	840,622
Operating income	123,302	72,701	200,313	144,590
Other Income and Deductions:
Interest income	4,179	3,872	7,746	8,119
Gains on investment securities	24,414	23,556	15,470	22,315
Other income	8,111	5,704	14,968	10,433
Other (deductions)	(2,997)	(6,481)	(4,897)	(8,739)
Net other income and deductions	33,707	26,651	33,287	32,128
Interest Charges	69,343	72,013	137,938	135,564
Earnings before Income Taxes	87,666	27,339	95,662	41,154
Income Taxes	12,276	1,326	12,267	2,344
Net Earnings	75,390	26,013	83,395	38,810
(Earnings) Attributable to Valencia Non-controlling Interest	(3,994)	(4,305)	(8,130)	(8,047)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to TXNM	$71,264	$21,576	$75,001	$30,499
Net Earnings Attributable to TXNM per Common Share:
Basic	$0.64	$0.22	$0.68	$0.32
Diluted	$0.64	$0.22	$0.67	$0.32
Dividends Declared per Common Share	$0.4225	$0.4075	$0.8450	$0.8150

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net Earnings	$75,390	$26,013	$83,395	$38,810
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) of $(17), $(60), $(17), and $(128)	49	177	50	376
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $27, $51, $65, and $86	(79)	(150)	(191)	(252)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(150), $(349), $(367), and $(698)	440	1,026	1,078	2,051
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $0 $633, $0, and $633	—	(1,860)	—	(1,860)
Reclassification adjustment for amortization of losses recognized in net earnings, net of income tax (expense) benefit of $(12), $0, $(24), and $0	35	—	70	—
Total Other Comprehensive Income	445	(807)	1,007	315
Comprehensive Income	75,835	25,206	84,402	39,125
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,994)	(4,305)	(8,130)	(8,047)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to TXNM	$71,709	$20,769	$76,008	$30,814

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$83,395	$38,810
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	253,039	235,245
Deferred income tax expense	11,123	1,796
Losses on investment securities	(15,470)	(22,315)
Stock based compensation expense	4,278	5,266
Allowance for equity funds used during construction	(10,756)	(5,266)
Other, net	2,189	1,753
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(18,510)	(30,921)
Materials, supplies, and fuel stock	(12,478)	(4,313)
Other current assets	(63,473)	(20,651)
Other assets	(59,518)	(8,211)
Accounts payable	(2,879)	(3,669)
Accrued interest and taxes	7,985	(19,588)
Other current liabilities	15,766	(17,140)
Other liabilities	28,328	(6,001)
Net cash flows from operating activities	223,019	144,795

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(577,560)	(608,800)
Proceeds from sales of investment securities	329,672	198,728
Purchases of investment securities	(333,215)	(201,174)
Other, net	75	(53)
Net cash flows used in investing activities	(581,028)	(611,299)

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings	$1,856,250	$1,398,900
Repayments of short-term borrowings	(1,554,650)	(1,662,500)
Long-term borrowings	—	1,719,300
Repayment of long-term debt	(3,601)	(1,442,706)
Issuance of common stock	123,297	645,309
Awards of common stock	(6,365)	(8,249)
Dividends paid	(93,057)	(75,781)
Valencia’s transactions with its owner	(4,172)	(8,918)
Transmission interconnection and security deposit arrangements	44,954	21,215
Refunds paid under transmission interconnection and security deposit arrangements	(6,363)	(95,028)
Debt issuance costs and other, net	(3,252)	(9,599)
Net cash flows from financing activities	353,041	481,943

Change in Cash, Cash Equivalents, and Restricted Cash	(4,968)	15,439
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	31,953	22,085
Cash, Cash Equivalents, and Restricted Cash at End of Period	$26,985	$37,524

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$13,697	$17,587
At end of period	$12,395	$15,354

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$119,999	$132,849
Income taxes paid, net	$2,048	$2,350

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$45,576	$53,154

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$14,590	$18,256
Accounts receivable, net of allowance for credit losses of $1,573 and $1,394	145,410	151,804
Unbilled revenues	90,358	68,214
Other receivables	67,064	53,875
Materials, supplies, and fuel stock	193,794	181,316
Regulatory assets	91,215	41,785
Prepaid assets	32,582	28,946
Income taxes receivable	9,230	8,322
Other current assets	16,107	12,144
Total current assets	660,350	564,662
Other Property and Investments:
Investment securities	513,644	505,655
Other investments	228	302
Non-utility property, net	44,074	40,729
Total other property and investments	557,946	546,686
Utility Plant:
Plant in service and plant held for future use	11,902,839	11,592,121
Less accumulated depreciation and amortization	3,131,594	3,010,588
	8,771,245	8,581,533
Construction work in progress	787,263	653,206
Nuclear fuel, net of accumulated amortization of $25,206 and $27,953	77,937	76,696
Net utility plant	9,636,445	9,311,435
Deferred Charges and Other Assets:
Regulatory assets	933,240	939,249
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	47,935	108,517
Other deferred charges	393,709	310,439
Total deferred charges and other assets	1,653,181	1,636,502
	$12,507,922	$12,059,285

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$483,000	$181,400
Current installments of long-term debt (includes $7,509 and $7,303 related to ETBC I)	227,817	302,538
Accounts payable	194,608	243,062
Customer deposits	7,025	6,893
Accrued interest and taxes	132,907	124,014
Regulatory liabilities	14,944	11,022
Operating lease liabilities	7,109	8,969
Dividends declared	132	46,151
Transmission interconnection arrangement liabilities	16,745	15,878
Other current liabilities	100,370	77,610
Total current liabilities	1,184,657	1,017,537
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $320,779 and $324,531 related to ETBC I)	5,187,896	5,116,026
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	990,599	961,230
Regulatory liabilities	781,084	757,319
Asset retirement obligations	258,431	255,097
Accrued pension liability and postretirement benefit cost	6,653	6,736
Operating lease liabilities	34,773	96,735
Other deferred credits	449,892	389,070
Total deferred credits and other liabilities	2,521,432	2,466,187
Total liabilities	8,893,985	8,599,750
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
TXNM common stockholders’ equity:
Common stock (no par value; 200,000,000 shares authorized; issued and outstanding 111,045,010 and 108,921,356 shares)	2,685,140	2,563,930
Accumulated other comprehensive income (loss), net of income taxes	(25,809)	(26,816)
Retained earnings	895,131	866,904
Total TXNM common stockholders’ equity	3,554,462	3,404,018
Non-controlling interest in Valencia	47,946	43,988
Total equity	3,602,408	3,448,006
	$12,507,922	$12,059,285

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to TXNM				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total TXNM Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at March 31, 2026	$2,667,342	$(26,254)	$823,867	$3,464,955	$48,597	$3,513,552
Net earnings before subsidiary preferred stock dividends	—	—	71,396	71,396	3,994	75,390
Total other comprehensive income	—	445	—	445	—	445
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(980)	—	—	(980)	—	(980)
Issuance of common stock	19,610	—	—	19,610	—	19,610
Stock based compensation expense	(832)	—	—	(832)	—	(832)
Valencia’s transactions with its owner	—	—	—	—	(4,645)	(4,645)
Balance at June 30, 2026	$2,685,140	$(25,809)	$895,131	$3,554,462	$47,946	$3,602,408

Balance at December 31, 2025	$2,563,930	$(26,816)	$866,904	$3,404,018	$43,988	$3,448,006
Net earnings before subsidiary preferred stock dividends	—	—	75,265	75,265	8,130	83,395
Total other comprehensive income	—	1,007	—	1,007	—	1,007
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(46,774)	(46,774)	—	(46,774)
Awards of common stock	(6,365)	—	—	(6,365)	—	(6,365)
Issuance of common stock	123,297	—	—	123,297	—	123,297
Stock based compensation expense	4,278	—	—	4,278	—	4,278
Valencia’s transactions with its owner	—	—	—	—	(4,172)	(4,172)
Balance at June 30, 2026	$2,685,140	$(25,809)	$895,131	$3,554,462	$47,946	$3,602,408

Balance at March 31, 2025	$1,721,109	$(74,586)	$857,812	$2,504,335	$46,372	$2,550,707
Net earnings before subsidiary preferred stock dividends	—	—	21,708	21,708	4,305	26,013
Total other comprehensive income (loss)	—	(807)	—	(807)	—	(807)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(1,942)	—	—	(1,942)	—	(1,942)
Issuance of common stock	645,309			645,309		645,309
Stock based compensation expense	2,294	—	—	2,294	—	2,294
Valencia’s transactions with its owner	—	—	—	—	(4,648)	(4,648)
Balance at June 30, 2025	$2,366,770	$(75,393)	$879,388	$3,170,765	$46,029	$3,216,794

Balance at December 31, 2024	$1,724,444	$(75,708)	$887,649	$2,536,385	$46,900	$2,583,285
Net earnings before subsidiary preferred stock dividends	—	—	30,763	30,763	8,047	38,810
Total other comprehensive income	—	315	—	315	—	315
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(38,760)	(38,760)	—	(38,760)
Awards of common stock	(8,249)	—	—	(8,249)	—	(8,249)
Issuance of common stock	645,309	—	—	645,309	—	645,309
Stock based compensation expense	5,266	—	—	5,266	—	5,266
Valencia’s transactions with its owner	—	—	—	—	(8,918)	(8,918)
Balance at June 30, 2025	$2,366,770	$(75,393)	$879,388	$3,170,765	$46,029	$3,216,794

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Electric Operating Revenues	$361,116	$338,372	$691,127	$671,752
Operating Expenses:
Cost of energy	120,181	124,336	243,246	255,290
Administrative and general	59,634	59,526	121,059	117,136
Energy production costs	25,340	26,081	49,743	50,627
Depreciation and amortization	65,310	60,778	129,420	120,581
Transmission and distribution costs	15,374	15,750	33,316	31,576
Taxes other than income taxes	16,294	15,262	33,219	28,565
Total operating expenses	302,133	301,733	610,003	603,775
Operating income	58,983	36,639	81,124	67,977
Other Income and Deductions:
Interest income	3,911	3,729	7,411	7,946
Gains on investment securities	24,414	23,556	15,470	22,315
Other income	4,028	3,561	7,260	5,363
Other (deductions)	(2,876)	(4,301)	(3,964)	(5,819)
Net other income and deductions	29,477	26,545	26,177	29,805
Interest Charges	32,335	31,975	65,364	61,791
Earnings before Income Taxes	56,125	31,209	41,937	35,991
Income Taxes	6,233	2,410	3,659	2,373
Net Earnings	49,892	28,799	38,278	33,618
(Earnings) Attributable to Valencia Non-controlling Interest	(3,994)	(4,305)	(8,130)	(8,047)
Net Earnings Attributable to PNM	45,898	24,494	30,148	25,571
Preferred Stock Dividend Requirements	(132)	(132)	(264)	(264)
Net Earnings Available for PNM Common Stock	$45,766	$24,362	$29,884	$25,307

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net Earnings (Losses)	$49,892	$28,799	$38,278	$33,618
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) of $(17), $(60), $(17), and $(128)	49	177	50	376
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $27, $51, $65, and $86	(79)	(150)	(191)	(252)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(150), $(349), $(367), and $(698)	440	1,026	1,078	2,051
Total Other Comprehensive Income	410	1,053	937	2,175
Comprehensive Income (Loss)	50,302	29,852	39,215	35,793
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,994)	(4,305)	(8,130)	(8,047)
Comprehensive Income (Loss) Attributable to PNM	$46,308	$25,547	$31,085	$27,746

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$38,278	$33,618
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	148,577	134,216
Deferred income tax expense	3,659	2,439
Losses on investment securities	(15,470)	(22,315)
Allowance for equity funds used during construction	(5,562)	(3,095)
Other, net	2,554	1,900
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(6,518)	(21,040)
Materials, supplies, and fuel stock	1,207	(375)
Other current assets	(11,606)	(10,205)
Other assets	(36,654)	1,463
Accounts payable	(3,045)	(14,257)
Accrued interest and taxes	7,610	4,457
Other current liabilities	41,341	9,661
Other liabilities	6,739	(15,943)
Net cash flows from operating activities	171,110	100,524

Cash Flows From Investing Activities:
Utility plant additions	(318,267)	(272,669)
Proceeds from sales of investment securities	329,672	198,728
Purchases of investment securities	(333,215)	(201,174)
Other, net	73	(62)
Net cash flows used in investing activities	(321,737)	(275,177)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings	$703,800	$627,700
Repayments of short-term borrowings	(667,600)	(756,900)
Long-term borrowings	—	495,000
Repayment of long-term debt	(3,601)	(107,406)
Equity contribution from parent	105,000	—
Dividends paid	(264)	(264)
Valencia’s transactions with its owner	(4,172)	(8,918)
Transmission interconnection and security deposit arrangements	25,854	2,415
Refunds paid under transmission interconnection and security deposit arrangements	(2,604)	(74,278)
Debt issuance costs and other, net	(1,296)	(2,654)
Net cash flows from financing activities	155,117	174,695

Change in Cash, Cash Equivalents, and Restricted Cash	4,490	42
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	13,716	20,285
Cash, Cash Equivalents, and Restricted Cash at End of Period	$18,206	$20,327

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$13,697	$17,587
At end of period	$12,395	$15,354

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$62,074	$53,933
Income taxes paid, net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease (increase) in accrued plant additions	$(448)	$11,569

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,811	$19
Accounts receivable, net of allowance for credit losses of $1,573 and $1,394	103,251	115,910
Unbilled revenues	64,941	48,524
Other receivables	22,470	33,422
Affiliate receivables	8,747	17,360
Materials, supplies, and fuel stock	144,456	145,663
Regulatory assets	19,201	8,499
Prepaid assets	22,034	18,502
Income taxes receivable	13,132	13,132
Other current assets	10,881	12,109
Total current assets	414,924	413,140
Other Property and Investments:
Investment securities	513,644	505,655
Other investments	228	302
Non-utility property, net	16,192	17,572
Total other property and investments	530,064	523,529
Utility Plant:
Plant in service and plant held for future use	7,486,643	7,260,670
Less accumulated depreciation and amortization	2,278,270	2,201,687
	5,208,373	5,058,983
Construction work in progress	408,151	371,119
Nuclear fuel, net of accumulated amortization of $25,206 and $27,953	77,937	76,696
Net utility plant	5,694,461	5,506,798
Deferred Charges and Other Assets:
Regulatory assets	820,449	832,791
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	47,136	107,986
Other deferred charges	319,256	252,256
Total deferred charges and other assets	1,238,473	1,244,665
	$7,877,922	$7,688,132

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$215,000	$178,800
Current installments of long-term debt (includes $7,509 and $7,303 related to ETBC I)	227,817	302,538
Accounts payable	147,814	150,411
Affiliate payables	37,153	18,366
Customer deposits	7,025	6,893
Accrued interest and taxes	63,821	56,211
Regulatory liabilities	14,944	8,430
Operating lease liabilities	6,989	8,913
Dividends declared	132	132
Transmission interconnection arrangement liabilities	16,745	15,878
Other current liabilities	62,396	41,737
Total current liabilities	799,836	788,309
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $320,779 and $324,531 related to ETBC I)	2,631,441	2,559,359
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	834,008	813,528
Regulatory liabilities	488,204	488,406
Asset retirement obligations	257,656	254,353
Accrued pension liability and postretirement benefit cost	6,653	6,736
Operating lease liabilities	34,074	96,246
Other deferred credits	233,074	227,998
Total deferred credits and liabilities	1,853,669	1,887,267
Total liabilities	5,284,946	5,234,935
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,831,218	1,726,218
Accumulated other comprehensive income (loss), net of income taxes	(24,766)	(25,703)
Retained earnings	727,049	697,165
Total PNM common stockholder’s equity	2,533,501	2,397,680
Non-controlling interest in Valencia	47,946	43,988
Total equity	2,581,447	2,441,668
	$7,877,922	$7,688,132
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at March 31, 2026	$1,831,218	$(25,176)	$681,283	$2,487,325	$48,597	$2,535,922
Net earnings	—	—	45,898	45,898	3,994	49,892
Total other comprehensive income	—	410	—	410	—	410
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,645)	(4,645)
Balance at June 30, 2026	$1,831,218	$(24,766)	$727,049	$2,533,501	$47,946	$2,581,447

Balance at December 31, 2025	$1,726,218	$(25,703)	$697,165	$2,397,680	$43,988	$2,441,668
Net earnings	—	—	30,148	30,148	8,130	38,278
Total other comprehensive income	—	937	—	937	—	937
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Equity contribution from parent	105,000	—	—	105,000	—	105,000
Valencia’s transactions with its owner	—	—	—	—	(4,172)	(4,172)
Balance at June 30, 2026	$1,831,218	$(24,766)	$727,049	$2,533,501	$47,946	$2,581,447

Balance at March 31, 2025	$1,602,918	$(74,586)	$611,033	$2,139,365	$46,372	$2,185,737
Net earnings	—	—	24,494	24,494	4,305	28,799
Total other comprehensive income	—	1,053	—	1,053	—	1,053
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,648)	(4,648)
Balance at June 30, 2025	$1,602,918	$(73,533)	$635,395	$2,164,780	$46,029	$2,210,809

Balance at December 31, 2024	$1,602,918	$(75,708)	$610,088	$2,137,298	$46,900	$2,184,198
Net earnings	—	—	25,571	25,571	8,047	33,618
Total other comprehensive income	—	2,175	—	2,175	—	2,175
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(8,918)	(8,918)
Balance at June 30, 2025	$1,602,918	$(73,533)	$635,395	$2,164,780	$46,029	$2,210,809
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)

Electric Operating Revenues	$187,438	$164,048	$362,409	$313,460
Operating Expenses:
Cost of energy	43,958	43,286	87,385	81,514
Administrative and general	13,570	14,994	28,868	27,035
Depreciation and amortization	39,572	34,926	78,136	70,139
Transmission and distribution costs	10,003	10,711	17,948	20,390
Taxes other than income taxes	12,751	11,444	25,850	22,948
Total operating expenses	119,854	115,361	238,187	222,026
Operating income	67,584	48,687	124,222	91,434
Other Income and Deductions:
Interest income	367	159	535	313
Other income	3,783	1,764	7,088	4,284
Other (deductions)	271	(229)	(35)	(497)
Net other income and deductions	4,421	1,694	7,588	4,100
Interest Charges	22,030	23,942	43,431	41,264
Earnings before Income Taxes	49,975	26,439	88,379	54,270
Income Taxes	10,041	5,471	17,755	11,019
Net Earnings	$39,934	$20,968	$70,624	$43,251

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$70,624	$43,251
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	78,593	75,899
Deferred income tax expense	18,235	10,464
Allowance for equity funds used during construction and other, net	(5,561)	(2,319)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(11,992)	(9,880)
Materials and supplies	(13,685)	(3,938)
Other current assets	(51,467)	(11,469)
Other assets	(11,604)	(4,716)
Accounts payable	20	8,036
Accrued interest and taxes	(14,161)	(23,947)
Other current liabilities	4,072	13,888
Other liabilities	15,458	6,994
Net cash flows from operating activities	78,532	102,263
Cash Flows From Investing Activities:
Utility plant additions	(216,504)	(317,739)
Net cash flows used in investing activities	(216,504)	(317,739)
Cash Flows From Financing Activities:
Short-term borrowings	524,300	264,600
Repayments of short-term borrowings	(415,800)	(416,200)
Long-term borrowings	—	1,224,300
Repayment of long-term debt	—	(1,084,300)
Equity contribution from parent	—	250,000
Transmission interconnection and security deposit arrangements	19,100	18,800
Refunds paid under transmission interconnection and security deposit arrangements	(3,760)	(20,750)
Debt issuance costs and other, net	(1,071)	(5,207)
Net cash flows from financing activities	122,769	231,243

Change in Cash and Cash Equivalents	(15,203)	15,767
Cash and Cash Equivalents at Beginning of Period	15,251	233
Cash and Cash Equivalents at End of Period	$48	$16,000

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$41,193	$46,365
Income taxes paid, net	$2,048	$2,350

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$24,016	$44,636

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$48	$15,251
Accounts receivable	42,159	35,894
Unbilled revenues	25,417	19,690
Other receivables	46,476	22,633
Affiliate receivables	—	565
Materials and supplies	49,338	35,653
Regulatory assets	72,014	33,286
Prepaid and other current assets	6,242	5,603
Total current assets	241,694	168,575
Other Property and Investments:
Non-utility property, net	26,006	21,153
Total other property and investments	26,006	21,153
Utility Plant:
Plant in service and plant held for future use	4,154,633	4,065,890
Less accumulated depreciation and amortization	719,274	679,035
	3,435,359	3,386,855
Construction work in progress	347,423	254,810
Net utility plant	3,782,782	3,641,665
Deferred Charges and Other Assets:
Regulatory assets	112,791	106,458
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	331	39
Other deferred charges	33,415	23,163
Total deferred charges and other assets	373,202	356,325
	$4,423,684	$4,187,718

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$108,500	$—
Accounts payable	33,448	57,444
Affiliate payables	12,255	8,100
Accrued interest and taxes	57,969	72,129
Regulatory liabilities	—	2,592
Operating lease liabilities	76	15
Other current liabilities	14,526	14,618
Total current liabilities	226,774	154,898
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,672,334	1,672,267
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	248,998	229,375
Regulatory liabilities	292,880	268,913
Asset retirement obligations	775	744
Operating lease liabilities	257	24
Other deferred credits	171,563	122,018
Total deferred credits and other liabilities	714,473	621,074
Total liabilities	2,613,581	2,448,239
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	1,120,066	1,120,066
Retained earnings	689,973	619,349
Total common stockholder’s equity	1,810,103	1,739,479
	$4,423,684	$4,187,718

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at March 31, 2026	$64	$1,120,066	$650,039	$1,770,169
Net earnings	—	—	39,934	39,934
Balance at June 30, 2026	$64	$1,120,066	$689,973	$1,810,103

Balance at December 31, 2025	$64	$1,120,066	$619,349	$1,739,479
Net earnings	—	—	70,624	70,624
Balance at June 30, 2026	$64	$1,120,066	$689,973	$1,810,103

Balance at March 31, 2025	$64	$870,066	$517,342	$1,387,472
Net earnings	—	—	20,968	20,968
Equity contribution from parent	—	250,000	—	250,000
Balance at June 30, 2025	$64	$1,120,066	$538,310	$1,658,440

Balance at December 31, 2024	$64	$870,066	$495,059	$1,365,189
Net earnings	—	—	43,251	43,251
Equity contribution from parent	—	250,000	—	250,000
Balance at June 30, 2025	$64	$1,120,066	$538,310	$1,658,440

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2026, and December 31, 2025, and the consolidated results of operations, comprehensive income, and cash flows for the six months ended June 30, 2026 and 2025. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on TXNM’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock attributable to the second quarter of 2026 of $0.4225 per share in July 2026 and declared dividends on common stock attributable to the second quarter of 2025 of $0.4075 per share in July 2025, which are reflected as Dividends Declared per Common Share on the TXNM Condensed Consolidated Statement of Earnings.

TXNM did not make any cash equity contributions to TNMP in the three and six months ended June 30, 2026. TXNM made $250.0 million in cash equity contributions to TNMP in the three and six months ended June 30, 2025. TXNM made $0

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and $105.0 million in cash equity contributions to PNM in the three and six months ended June 30, 2026. TXNM did not make any cash equity contributions to PNM in the three and six months ended June 30, 2025. Neither PNM nor TNMP declared or paid any cash dividends on their common stock to TXNM in the three and six months ended June 30, 2026, and 2025.

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

Accounting Standards Update 2025-11 – Interim reporting (Subtopic 270): Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11 which clarifies and consolidates interim disclosure requirements. The ASU requires disclosure of material events occurring after the end of the last annual period and provides a comprehensive list of interim disclosures across multiple ASC Topics. The amendment is principle based and is modeled after previous SEC disclosure requirements, which is intended to help entities determine whether disclosures, not specified in Topic 270, should be provided in interim reporting periods. The amendment is effective for public business entities for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the new standard.

Accounting Standards Update 2026-02 - Environmental Credits and Environmental Credit Obligations (Topic 818)

In May 2026, the FASB issued ASU 2026-02 which improves the financial accounting for and disclosure of environmental credits and environmental credit obligations. The ASU provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments in this update are effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is still evaluating the new standard.

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

TXNM SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended June 30, 2026
Electric operating revenues	$361,116	$187,438	$—	$548,554
Cost of energy
Fuel burn	18,682	—	—	18,682
Purchases for resale	94,225	—	—	94,225
Transmission by others	7,274	43,958	—	51,232
Significant segment expenses
Administrative and general - direct	19,202	(1,034)	37,426	55,594
Administrative and general - corporate allocation	32,050	13,712	(45,762)	—
Customer related expenses	8,382	892	—	9,274
Energy production costs	25,340	—	—	25,340
Depreciation and amortization	65,310	39,572	9,749	114,631
Transmission and distribution costs	15,374	10,003	—	25,377
Taxes other than income taxes	16,294	12,751	1,852	30,897
Total operating expenses	302,133	119,854	3,265	425,252

Net other income and (deductions)	29,477	4,421	(191)	33,707
Interest charges	(32,335)	(22,030)	(14,978)	(69,343)
Income taxes (benefit)	6,233	10,041	(3,998)	12,276
Valencia non-controlling interest	(3,994)	—	—	(3,994)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to TXNM	$45,766	$39,934	$(14,436)	$71,264

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Six Months Ended June 30, 2026
Electric operating revenues	$691,127	$362,409	$—	$1,053,536
Cost of energy
Fuel burn	60,304	—	—	60,304
Purchases for resale	168,042	—	—	168,042
Transmission by others	14,900	87,385	—	102,285
Significant segment expenses
Administrative and general - direct	38,973	(1,029)	75,818	113,762
Administrative and general - corporate allocation	65,728	28,236	(93,964)	—
Customer related expenses	16,358	1,661	—	18,019
Energy production costs	49,743	—	—	49,743
Depreciation and amortization	129,420	78,136	19,398	226,954
Transmission and distribution costs	33,316	17,948	—	51,264
Taxes other than income taxes	33,219	25,850	3,781	62,850
Total operating expenses	610,003	238,187	5,033	853,223

Net other income and (deductions)	26,177	7,588	(478)	33,287
Interest charges	(65,364)	(43,431)	(29,143)	(137,938)
Income taxes (benefit)	3,659	17,755	(9,147)	12,267
Valencia non-controlling interest	(8,130)	—	—	(8,130)
Subsidiary preferred stock dividends	(264)	—	—	(264)

Segment earnings (loss) attributable to TXNM	$29,884	$70,624	$(25,507)	$75,001

At June 30, 2026:
Total Assets	$7,877,922	$4,423,684	$206,316	$12,507,922
Goodwill	$51,632	$226,665	$—	$278,297

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended June 30, 2025
Electric operating revenues	$338,372	$164,048	$—	$502,420
Cost of energy
Fuel burn	29,927	—	—	29,927
Purchases for resale	88,870	—	—	88,870
Transmission by others	5,539	43,286	—	48,825
Significant segment expenses
Administrative and general - direct	16,603	134	50,910	67,647
Administrative and general - corporate allocation	35,317	14,110	(49,427)	—
Customer related expenses	7,606	750	(12)	8,344
Energy production costs	26,081	—	—	26,081
Depreciation and amortization	60,778	34,926	9,531	105,235
Transmission and distribution costs	15,750	10,711	—	26,461
Taxes other than income taxes	15,262	11,444	1,623	28,329
Total operating expenses	301,733	115,361	12,625	429,719

Net other income and (deductions)	26,545	1,694	(1,588)	26,651
Interest charges	(31,975)	(23,942)	(16,096)	(72,013)
Income taxes (benefit)	2,410	5,471	(6,555)	1,326
Valencia non-controlling interest	(4,305)	—	—	(4,305)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to TXNM	$24,362	$20,968	$(23,754)	$21,576

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2026, and 2025 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	TXNM
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2025	$218	$(25,921)	$(25,703)	$(1,113)	$(26,816)
Amounts reclassified from AOCI (pre-tax)	(256)	1,445	1,189	94	1,283
Income tax impact of amounts reclassified	65	(367)	(302)	(24)	(326)
Other OCI changes (pre-tax)	67	—	67	—	67
Income tax impact of other OCI changes	(17)	—	(17)	—	(17)
Net after-tax change	(141)	1,078	937	70	1,007
Balance at June 30, 2026	$77	$(24,843)	$(24,766)	$(1,043)	$(25,809)

Balance at December 31, 2024	$214	$(75,922)	$(75,708)	$—	$(75,708)
Amounts reclassified from AOCI (pre-tax)	(338)	2,749	2,411	—	2,411
Income tax impact of amounts reclassified	86	(698)	(612)	—	(612)
Other OCI changes (pre-tax)	504	—	504	(2,493)	(1,989)
Income tax impact of other OCI changes	(128)	—	(128)	633	505
Net after-tax change	124	2,051	2,175	(1,860)	315
Balance at June 30, 2025	$338	$(73,871)	$(73,533)	$(1,860)	$(75,393)

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

(4)    Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to TXNM by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net earnings attributable to TXNM by the diluted weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were settled. TXNM applies the treasury stock method for restricted stock and the if-converted method is applied in determining the dilutive effect of the potential conversion of eligible Convertible Notes.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Net Earnings Attributable to TXNM	$71,264	$21,576	$75,001	$30,499
Average Number of Common Shares:
Outstanding during period	110,925	95,793	110,235	94,235
Vested awards of restricted stock	257	339	286	348
Average Shares – Basic	111,182	96,132	110,521	94,583
Dilutive Effect of Common Stock Equivalents:
Restricted stock	50	65	37	54
Convertible Notes	—	—	1,494	—
Average Shares – Diluted	111,232	96,197	112,052	94,637

Net Earnings Per Share of Common Stock:
Basic	$0.64	$0.22	$0.68	$0.32
Diluted	$0.64	$0.22	$0.67	$0.32

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In both the three and six months ended June 30, 2026 and 2025, there were no estimated credit losses related to these transactions.

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered, and the customer or end-user utilizes the energy. Accounts receivable from customers represents amounts billed, including amounts under Alternative Revenue Programs (“ARP”). For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $103.0 million at June 30, 2026, and $115.9 million at December 31, 2025, resulting from contracts with customers. All of TNMP’s accounts receivable result from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $46.0 million at June 30, 2026, and $41.3 million at December 31, 2025. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheets.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	TXNM
Three Months Ended June 30, 2026	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$130,305	$62,908	$193,213
Commercial	110,831	46,368	157,199
Industrial	43,201	14,834	58,035
Public authority	5,291	2,294	7,585
Economy energy service	3,279	—	3,279
Transmission	40,742	44,216	84,958
Wholesale energy sales	11,171	—	11,171
Miscellaneous	2,007	1,064	3,071
Total revenues from contracts with customers	346,827	171,684	518,511
Alternative revenue programs	8,063	15,754	23,817
Other electric operating revenues	6,226	—	6,226
Total Electric Operating Revenues	$361,116	$187,438	$548,554

Six Months Ended June 30, 2026
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$250,457	$115,995	$366,452
Commercial	206,205	92,090	298,295
Industrial	82,071	31,136	113,207
Public authority	9,663	4,481	14,144
Economy energy service	6,521	—	6,521
Transmission	80,114	89,881	169,995
Wholesale energy sales	31,384	—	31,384
Miscellaneous	3,996	2,303	6,299
Total revenues from contracts with customers	670,411	335,886	1,006,297
Alternative revenue programs	12,183	26,523	38,706
Other electric operating revenues	8,533	—	8,533
Total Electric Operating Revenues	$691,127	$362,409	$1,053,536

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	TXNM
Three Months Ended June 30, 2025
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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. In May 2025, the NMPRC approved a new PPA for 167 MW, through 2039, in connection with the 2028 Resource Application. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges. For the three and six months ended June 30, 2026, PNM paid $5.2 million and $10.4 million for fixed charges and $0.4 million and $1.4 million for variable charges. For the three and six months ended June 30, 2025, PNM paid $5.0 million and $9.9 million for fixed charges and $0.9 million and $1.4 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the original PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The original PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Operating revenues	$5,648	$5,926	$11,781	$11,348
Operating expenses	1,654	1,621	3,651	3,301
Earnings attributable to non-controlling interest	$3,994	$4,305	$8,130	$8,047

Financial Position
	June 30,	December 31,
	2026	2025
	(In thousands)
Current assets	$3,433	$3,205
Net property, plant, and equipment	45,130	41,570
Total assets	48,563	44,775
Current liabilities	617	787
Owners’ Equity – Non-controlling Interest	$47,946	$43,988

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
WSJ LLC is considered a VIE.  TXNM’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to monitor the reclamation activities, the reclamation services were solely under the control of WSJ LLC, including developing reclamation plans, hiring personnel, and incurring operating and maintenance expenses. Neither TXNM nor PNM has any ability to direct or influence the reclamation activities.  PNM’s involvement through the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reclamation services agreement is a protective right rather than a participating right, and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  If WSJ LLC performs reclamation services more efficiently than anticipated, its economic performance will improve.  Conversely, if WSJ LLC does not perform reclamation services as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, TXNM believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either TXNM or PNM. The amounts outstanding under the letters of credit support continue to be TXNM’s maximum exposure to loss from the VIE at June 30, 2026.

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

The following tables summarize the impact of ETBC I on PNM’s Financial Statements:

Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Electric Operating Revenues	$6,649	$6,609	$13,383	$13,408
Depreciation and amortization	1,824	1,724	3,623	3,424
Interest Charges	4,847	4,947	9,719	9,918
Other	(22)	(62)	41	66
Net Earnings	$—	$—	$—	$—

Financial Position
	June 30, 2026	December 31, 2025
	(In thousands)
Restricted cash (included in Other current assets)	$10,655	$11,954
Restricted cash (included in Other deferred charges)	1,740	1,743
Securitized Cost (included in Regulatory assets - Deferred)	325,511	329,134
Current installments of long-term debt	7,509	7,303
Accrued interest and taxes	7,230	7,306
Regulatory liabilities - Current	1,878	3,009
Long-term Debt	320,779	324,531

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the six months ended June 30, 2026, and the year ended December 31, 2025, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in Operating income on the Condensed Consolidated Statements of Earnings and are presented in Electric Operating Revenues and Cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as Regulatory assets and Regulatory liabilities on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Condensed Consolidated Statement of Cash Flows consistent with the classification of the hedged transaction. PNM has no trading transactions.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commodity Derivatives

During 2025, PNM had three agreements to purchase a total of 250 MW for the period of July 1, 2025, through August 31, 2025, in order to ensure that customer demand during the 2025 summer peak load period was met. All of these agreements were related to customers covered by the FPPAC. There were no active commodity derivative agreements as of June 30, 2026, or December 31, 2025.

At June 30, 2026 and December 31, 2025, PNM also had no commodity derivative instruments, considered economic hedges, that did not pertain to the NMPRC-approved hedging plan discussed above.

At June 30, 2026 and December 31, 2025, PNM had no amounts recognized for the legal right to reclaim cash collateral, no amounts posted as cash collateral under margin arrangements, and there were no obligations to return cash collateral.
Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At June 30, 2026 and December 31, 2025, the fair value of investment securities included $445.2 million and $426.4 million for the NDT, $3.4 million and $6.0 million for the SJGS decommissioning trust, and $65.0 million and $73.2 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At June 30, 2026 and December 31, 2025, PNM had no available-for-sale debt securities for which carrying value exceeded fair value, where the impairments were considered to be “other than temporary” and included in AOCI rather than recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings. Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT, SJGS decommissioning, and coal mine reclamation trusts are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Equity securities:
Net gains from equity securities sold	$8,320	$6,940	$16,266	$13,932
Net gains (losses) on equity securities still held	16,114	16,616	(756)	8,373
Total net gains on equity securities	24,434	23,556	15,510	22,305
Available-for-sale debt securities:
Net gains (losses) on debt securities	(20)	—	(40)	10
Net gains on investment securities	$24,414	$23,556	$15,470	$22,315

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of less than $0.1 million for the three and six months ended June 30, 2026, and zero for both the three and six months ended June 30, 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Proceeds from sales	$219,597	$108,625	$329,671	$198,728
Gross realized gains	29,350	7,859	37,798	15,541
Gross realized (losses)	(21,029)	(919)	(21,531)	(1,609)

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2026, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$24,477
After 1 year through 5 years	15,909
$40,386

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

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
June 30, 2026
Cash and cash equivalents	$36,528	$36,528	$—
Equity securities:
Corporate stocks, common	127,776	127,776	—
Mutual funds and other	210,638	210,638	—
Available-for-sale debt securities:
U.S. government	36,512	36,512	—	$88
Corporate and other	3,874		3,874	23
Investments categorized within the fair value hierarchy	$415,328	$411,454	$3,874	$111
Uncategorized collective investment trust	45,877
Real estate funds	38,511
Hedge funds	13,928
Total investment securities	$513,644

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

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
June 30, 2026	(In thousands)
TXNM	$5,415,713	$5,461,759
PNM	2,859,258	2,745,759
TNMP	1,672,334	1,647,374

December 31, 2025
TXNM	$5,418,564	$5,506,722
PNM	2,861,897	2,757,316
TNMP	1,672,267	1,662,457

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

(8)    Stock-Based Compensation

TXNM has various stock-based compensation programs, which provide restricted stock awards, that are performance-based and time-based, under the PEP. Although certain PNM and TNMP employees are eligible to participate in the TXNM plans, PNM and TNMP do not have separate employee stock-based compensation plans. Performance stock awards granted under the PEP are awarded for a three-year, overlapping performance period. Performance stock awards with performance periods ended or ending in 2028 do not include market targets. Performance stock awards with performance periods ending in 2026 and 2027 are subject to achieving both performance and market targets. Other awards of restricted stock are only subject to time-based vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2026, TXNM had unrecognized expense related to stock awards of $9.4 million, which is expected to be recognized over an average of 1.95 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the six months ended June 30, 2026:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	227,804	$42.30
Granted	117,999	53.80
Released	(107,991)	43.01
Forfeited	(650)	47.11
Outstanding at June 30, 2026	237,162	$47.69

Included, as granted and released, in the table above are 6,297 of restricted stock awards for participants who retired and immediately vested. Excluded from the table above are 242,177, 195,119, and 205,671 shares for the three-year performance periods ending in 2026, 2027, and 2028 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Six Months Ended June 30,
Restricted Stock	2026	2025
Weighted-average grant date fair value	$53.80	$47.61
Total fair value of restricted shares that vested (in thousands)	$6,366	$6,374

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings and the issuance of equity securities. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt, enter into term loan arrangements, or enter into equity arrangements and use the proceeds to reduce borrowings under the revolving credit facilities and commercial paper or refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the TXNM agreements, this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements, this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

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

Financing Activities

On July 21, 2026, PNM entered into a $195.0 million term loan agreement (the “PNM 2026 Term Loan”), among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2026 Term Loan to repay borrowings under the PNM 2025 Term Loan (defined below) which matured on July 21, 2026. Borrowings under the PNM 2026 Term Loan must be repaid on or before January 21, 2028.

On July 17, 2026, TXNM entered into a $400.0 million delayed-draw term loan agreement (the “TXNM 2026 Delayed-Draw Term Loan”, among TXNM and Wells Fargo Bank, National Association, as administrative agent. Draws on the TXNM 2026 Delayed-Draw Term Loan bear interest at a variable rate, and mature on January 17, 2029. On July 22, 2026, TXNM drew the full amount available under the TXNM 2026 Delayed-Draw Term Loan and used such amount to fully repay the $400.0 million previously received under the May 2025 Stock Purchase Agreement (defined below). See Note 12.

On May 1, 2026, TXNM, PNM, and TNMP each established commercial paper programs (respectively, the “TXNM Commercial Paper Program”, the “PNM Commercial Paper Program”, the “TNMP Commercial Paper Program”, and collectively the “Programs”) pursuant to which they may issue from time to time short-term, unsecured commercial paper notes (respectively, the “TXNM Commercial Paper Notes”, the “PNM Commercial Paper Notes”, the “TNMP Commercial Paper Notes”, and collectively the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Amounts available under the Programs may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Programs at any time not to exceed $300.0 million for TXNM, $400.0 million for PNM, and $300.0 million for TNMP. The Notes will have maturities of up to 364 days from the date of issue and net proceeds will be used for general corporate purposes. Each of TXNM, PNM and TNMP have agreed to maintain, at all times, unused available borrowing capacity under their respective revolving credit agreements (except for the PNM New Mexico Credit Agreement) in an amount at least equal to the amount of Notes outstanding at any time. See Short-term debt below for balances outstanding as of June 30, 2026.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Beginning on March 3, 2026, TXNM sold, through the sales agents listed above, an aggregate of 2,123,544 shares of TXNM common stock as set forth in the table below and used the proceeds to make cash equity contributions to PNM and for other corporate purposes.

Gross cash proceeds shown below were reduced by $1.3 million in issuance costs resulting in net cash proceeds of $123.7 million.

Settlement date	Shares	Settlement price	Settlement amount
			(in thousands)
March 4, 2026	219,722	$58.97	$12,957
March 5, 2026	267,770	58.99	15,796
March 6, 2026	219,199	58.91	12,913
March 9, 2026	226,420	58.65	13,280
March 9, 2026	102,324	58.86	6,023
March 10, 2026	144,796	58.80	8,514
March 11, 2026	175,000	58.70	10,273
March 11, 2026	132,415	58.84	7,791
March 12, 2026	186,448	58.63	10,931
March 18, 2026	91,872	58.54	5,379
March 23, 2026	19,935	58.28	1,162
May 18, 2026	295,300	59.15	17,467
May 19, 2026	42,343	59.35	2,513
	2,123,544		$124,999

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

During the First and Second Quarter Conversion Periods, holders of approximately $0.2 million of Convertible Notes elected to convert their notes. For each $1,000 principal amount of Convertible Notes converted, the holders receive $1,000 principal amount of non-convertible 5.75% junior subordinated notes, due 2054 and shares of TXNM common stock with respect to the conversion value based on the trading price over a 60-trading day observation period. As of June 30, 2026, $549.8 million Convertible Notes remain outstanding.

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

On July 21, 2025, TNMP entered into an agreement with institutional investors for the sale of $1,084.3 million aggregate principal amount of six series of TNMP first mortgage bonds (the “TNMP July 2025 FMBs”) offered in private placement transactions. TNMP issued the bonds on July 21, 2025, with the following terms:

Principal Amount	Interest Rate	Due Date
(in thousands)
$245,000	4.83%	July 31, 2030
245,000	5.12	July 31, 2032
240,000	5.44	July 31, 2035
100,000	5.54	July 31, 2037
154,300	5.93	July 31, 2045
100,000	6.02	July 31, 2055
$1,084,300

The proceeds were used to repay borrowings under the TNMP Merger Backstop Term Loan (defined below). The TNMP July 2025 FMBs are subject to continuing compliance with the covenants set forth in the governing supplemental indentures. In the event of certain changes of control of TNMP, TNMP will be required to offer to prepay the TNMP July 2025 FMBs at par. Although there are customary change of control provisions in the TNMP July 2025 FMBs, the change of control provisions will not be triggered by the closing of the Merger. TNMP has the right to redeem any or all of the TNMP July 2025 FMBs prior to their maturity, subject to payment of a customary make-whole premium.

At June 30, 2025, TXNM had a series of treasury lock agreements, with terms ranging from 5 years to 30 years, aggregating a total notional amount of $730.0 million to reduce interest rate exposure on the TNMP July 2025 FMBs that were issued in July 2025. The treasury lock agreements had an average fixed rate of 4.18% and TXNM designated them as cash flow hedges, measured at fair value, which were recorded as a loss of $2.5 million in Other current liabilities at June 30, 2025. Fair values, provided by an external pricing service, were determined using Level 2 inputs of quoted prices for similar agreements in active markets. On July 1, 2025, TXNM terminated all of the treasury lock agreements, realizing a pre-tax net loss of $1.6 million recorded in Accumulated other comprehensive income. The loss will be amortized through interest expense over a range of 5 to 30 years, in accordance with the terms of the TNMP July 2025 FMBs issued July 21, 2025.

On June 24, 2025, TXNM entered into an agreement whereby TXNM sold, in a private placement transaction, and the purchasers named therein agreed to purchase 3,615,003 shares of TXNM common stock for a purchase price of $55.325 per share (for an aggregate amount of approximately $200 million). The closing of the issuance occurred on June 27, 2025. TXNM used the proceeds to repay an equal amount under the TXNM 2023 Term Loan. TXNM granted the purchasers customary registration rights with respect to the shares, pursuant to which TXNM registered the shares for resale with the SEC on August 8, 2025.

The documents governing an aggregate $1,505.0 million of TNMP’s outstanding FMBs (“TNMP FMBs”) obligated TNMP to offer (the “Offer”), within 30 business days following the signing of the Merger Agreement, to prepay all outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. On June 14, 2025, the Offer expired and $1,084.3 million in aggregate principal amount of the bonds were validly tendered. TNMP accepted for purchase all validly tendered bonds. On June 24, 2025, holders whose bonds were validly tendered and accepted for purchase received 100% of the aggregate principal amount of bonds prepaid plus accrued and unpaid interest using funds drawn under the TNMP Merger Backstop Term Loan, discussed below. On November 6, 2025,

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP entered into an agreement and supplemental indenture to amend the documents governing $417.7 million of TNMP FMBs. The supplemental indenture amends the requirement for TNMP to provide certain financial reports and amends the definition of change of control under certain supplemental indentures such that TNMP will no longer be required to make an offer to prepay the aggregate $417.7 million TNMP FMBs upon closing of the Merger.

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

On May 18, 2025, the execution of the Merger Agreement constituted a “Change of Control” under certain TXNM and TNMP debt agreements. Under each of the specified debt agreements, a “Change of Control” constituted an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements. The definition of Change of Control under the PNM debt agreements and PNM note purchase agreements were not triggered by the execution of the Merger Agreement.

On May 23, 2025, TXNM and TNMP entered into amendments in connection with the TXNM Revolving Credit Facility, TXNM 2023 Term Loan, WFB LOC Facility, and TNMP Revolving Credit Facility with the lender parties thereto (the “Lender Consents”) to (i) amend the definition of “Change of Control” in such agreements such that the entry into the Merger Agreement would not constitute a Change of Control and (ii) waive the Event of Default arising from entry into the Merger Agreement. The amended Change of Control definition under the TXNM and TNMP debt agreements will, however, be triggered again upon the closing of the Merger. On December 19, 2025, TXNM and TNMP entered into another amendment which provided, among other administrative updates, that the closing of the Merger shall not be deemed to be a change of control under the terms of the TXNM Revolver and TNMP Revolver which would otherwise result in an event of default thereunder. The Change of Control provisions in the PNM debt agreements are not triggered by the close of the Merger.

To ensure sufficient liquidity pending the Lender Consents, on May 18, 2025, TXNM entered into a $910.0 million 364-day revolving credit facility (the “TXNM Merger Backstop Revolving Facility”) between TXNM, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The TXNM Merger Backstop Revolving Facility was available to provide liquidity in the event the Company was unable to obtain the Lender Consents. On May 19, 2025, TXNM borrowed approximately $4.0 million under the TXNM Merger Backstop Revolving Facility and subsequently repaid the entire balance by May 21, 2025. The TXNM Merger Backstop Revolving Facility expired according to its terms as TXNM did not make any additional borrowings thereunder by the commitment termination date of May 23, 2025, and the Company was able to obtain the Lender Consents.

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

On May 18, 2025, concurrent with the execution of the Merger Agreement, TXNM entered into an agreement (the “May 2025 Stock Purchase Agreement”) whereby TXNM sold, in a private placement transaction, 8,000,000 shares of TXNM common stock for a purchase price of $50.00 per share (aggregating $400.0 million). The consummation of the May 2025

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Purchase Agreement occurred on June 2, 2025. TXNM used the proceeds to make a cash equity contribution of $160.0 million to TNMP, to repay borrowings under the TXNM Revolving Credit Facility, and for general corporate purposes. On July 2, 2026, the NMPRC ruled that the May 2025 Stock Purchase Agreement is void and of no effect. See Note 12.

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

On February 14, 2025, TNMP entered into an agreement (the “TNMP February 2025 Bond Purchase Agreement”) with institutional investors for the sale and issuance of $140.0 million aggregate principal amount of first mortgage bonds (the “TNMP February 2025 Bonds”) offered in private placement transactions. TNMP issued all $140.0 million of the TNMP February 2025 Bonds on February 14, 2025, at a 5.19% interest rate, due April 1, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP February 2025 Bonds are subject to continuing compliance with the representations, warranties, and covenants set forth in the supplemental indentures governing the TNMP February 2025 Bonds. The terms of the supplemental indentures governing the TNMP February 2025 Bonds include the customary covenants discussed above. The definition of change of control in the supplemental indentures governing the TNMP February 2025 Bonds were triggered by the execution of the Merger Agreement and the TNMP February 2025 Bonds were included in an offer to prepay, with $40.0 million validly tendered by the bondholders and accepted for purchase by TNMP in July 2025. The definition of change of control for the remaining $100.0 million of TNMP February 2025 Bonds was successfully amended and will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP February 2025 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On January 21, 2025, PNM entered into a $195.0 million term loan agreement (the “PNM 2025 Term Loan”), among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate, which was 4.65% at June 30, 2026, and was repaid on July 21, 2026, with the proceeds from the PNM 2026 Term Loan.

Short-term Debt and Liquidity

As of June 30, 2026, the TXNM Revolving Credit Facility had a financing capacity of $300.0 million, and the PNM Revolving Credit Facility had a financing capacity of $400.0 million. Each of these facilities matures on March 29, 2030, and contains one one-year extension option that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. On December 19, 2025, when the first extension option was exercised, one lender in each of the revolving credit facilities failed to agree to the extension. As a result, effective March 30, 2029, the TXNM Revolving Credit Facility capacity will adjust to $265.4 million, and the PNM Revolving Credit Facility capacity will adjust to $354.1 million. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 31, 2030. As of June 30, 2026, the TNMP Revolving Credit Facility has a capacity of $300.0 million and is secured by $300.0 million aggregate principal amount of TNMP first mortgage bonds and has a maturity of March 29, 2030, with one one-year extension option that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. On December 19, 2025, when the first extension option was exercised, one lender failed to agree to the extension and as a result, effective March 30, 2029, the TNMP Revolving Credit Facility capacity will adjust to $277.0 million. As discussed above, Notes issued under the Commercial Paper Programs, effectively reduce the available capacity on each of the revolving credit facilities, except the PNM New Mexico Credit Facility. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities and Notes issued under the Commercial Paper Programs are based on SOFR.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term debt outstanding consists of:

	June 30, 2026		December 31, 2025
	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
PNM:
PNM Revolving Credit Facility	$175,000	4.90%	$138,800	5.04%
PNM New Mexico Credit Facility	40,000	5.00	40,000	5.08
	215,000		178,800
TNMP:
TNMP Revolving Credit Facility	93,500	4.52	—	—
TNMP Commercial Paper Notes	15,000	4.10	—	—
	108,500		—
TXNM:
TXNM Revolving Credit Facility	115,400	5.15	2,600	5.16
TXNM Commercial Paper Notes	44,100	4.19	—	—
	$483,000		$181,400

In addition to the above borrowings, TXNM, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at June 30, 2026, that reduce the available capacity under their respective revolving credit facilities. TXNM also had $19.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of June 30, 2026 and December 31, 2025, neither PNM nor TNMP had any intercompany borrowings from TXNM.

PNM has $3.7 million and $3.8 million in scheduled principal payments due for the ETBC I Securitized Bonds in August 2026 and February 2027. PNM also has $100.3 million of 0.875% PCRBs outstanding with a mandatory tender date of October 1, 2026, and $120.0 million under the PNM November 2025 Term Loan due in May 2027. The Company’s debt arrangements have various maturities and expiration dates. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2026	2025	2026	2025	2026	2025
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	3,822	5,385	537	566	103	122
Expected return on plan assets	(5,608)	(7,459)	(1,349)	(1,384)	—	—
Amortization of net loss	2,593	3,124	—	—	34	47
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$807	$1,050	$(812)	$(818)	$137	$169

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2026	2025	2026	2025	2026	2025
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	7,644	10,770	1,074	1,133	206	244
Expected return on plan assets	(11,217)	(14,917)	(2,699)	(2,768)	—	—
Amortization of net loss	5,186	6,247	—	—	68	94
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$1,613	$2,100	$(1,625)	$(1,635)	$274	$338

PNM did not make any contributions to its pension plan trust in the three and six months ended June 30, 2026 and 2025 and does not anticipate making any contributions to the pension plan in the remaining months of 2026 through 2030 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three and six months ended June 30, 2026 and 2025, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $0.9 million and $1.4 million for the three and six months ended June 30, 2026, and $0.1 million for the three and six months ended June 30, 2025. These payments are expected to total $3.2 million in 2026 and $11.2 million for 2027-2030. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.2 million and $0.5 million in the three and six months ended June 30, 2026, and $0.2 million and $0.6 million in the three and six months ended June 30, 2025, and are expected to total $1.1 million during 2026 and $3.8 million for 2027-2030.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan
	2026	2025	2026	2025
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$5	$4
Interest cost	481	536	87	93
Expected return on plan assets	(739)	(733)	(108)	(120)
Amortization of net (gain) loss	210	168	(89)	(124)
Amortization of prior service cost	—	—	8	—
Net Periodic Benefit Cost (Income)	$(48)	$(29)	$(97)	$(147)

	Six Months Ended June 30,
	Pension Plan		OPEB Plan
	2026	2025	2026	2025
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$9	$8
Interest cost	962	1,072	174	186
Expected return on plan assets	(1,478)	(1,466)	(216)	(240)
Amortization of net (gain) loss	421	336	(177)	(248)
Amortization of prior service cost	—	—	17	—
Net Periodic Benefit Cost (Income)	$(95)	$(58)	$(193)	$(294)
TNMP did not make any contributions to its pension plan trust in the three and six months ended June 30, 2026 and 2025 and does not anticipate making any contributions to the pension plan in the remaining months of 2026 through 2030 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5% in 2026. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and six months ended June 30, 2026 and 2025 and does not expect to make any contributions to the OPEB trust during the period 2026-2030.

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

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At June 30, 2026 and December 31, 2025, PNM had a liability for interim storage costs of $16.4 million and $15.5 million, which is included in other deferred credits.

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

SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. During NMED’s preparation of the SIP for the second compliance period, PNM was notified that a regional haze four-factor analysis for SJGS was not required since PNM retired its share of SJGS in 2022. On August 30, 2022, EPA published in the Federal Register an official “Finding of Failure to Submit” for states, including New Mexico, that have not yet submitted a round 2 regional haze SIP. This action by EPA started a two-year clock for it to issue a FIP which deadline has now passed. NMED petitioned the NM Environmental Improvement Board to adopt a proposed SIP and submitted a final revised plan to the NM Environmental Improvement Board on March 3, 2025. PNM submitted comments on the proposed SIP in response to a request for comments by NMED. The NM Environmental Improvement Board held a public hearing from April 28 to April 30, 2025. On December 8, 2025, the NM Environmental Improvement Board adopted the proposed SIP and final rule. No PNM generating stations were identified as reasonable progress units under the adopted SIP indicating that no additional emissions

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reductions measures may be necessary at this time. On March 11, 2026, the NMED submitted a SIP revision for the second planning period requesting approval by EPA.

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

Because the CAA 111 rule does not contain provisions for existing natural gas units, on March 26, 2024, EPA announced it was opening a non-regulatory docket and issued framing questions to gather input about ways to design a stronger, more durable approach to GHG regulation of existing gas combustion turbines. The docket was open for public comment from March 26, 2024 to May 28, 2024, and the agency held a policy forum to bring stakeholders together to share ideas with EPA and others. Under the Trump Administration, EPA is unlikely to propose a rule based on this non-regulatory docket.

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

PM Standard – In 2023, EPA published, in the Federal Register, a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine PM standard, the daily coarse PM standard, and the secondary PM standards. The final rule was published on March 6, 2024, lowering the primary annual PM 2.5 NAAQS to 9 ug/m3, and became effective May 6, 2024. States will have until March 2032 to attain compliance with the new standard for any areas designated as nonattainment. This implementation process also applies to the Albuquerque-Bernalillo County Environmental Health Department who may combine efforts with NMED. However, even before any designations are made, the new standard is effective for conducting required modeling for permit applications and revisions. The lower standard is expected to result in new nonattainment areas throughout the country and could prompt additional PM control requirements, but PNM cannot predict the impacts of the outcome of future rulemaking. The PM standard was challenged in the D.C. Circuit, and, following the change in administration, EPA filed a motion for voluntary vacatur of the rule, but the court denied that motion and upheld the new standard on June 26, 2026. The Northern District of California has ordered EPA to promulgate final designations for all areas of the country no later than February 6, 2027.

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

On May 9, 2024, EPA published a final rule to further revise the ELG. This final supplemental rule updated the technology-based limitations applicable to flue gas desulfurization wastewater, bottom ash transport water, and legacy wastewater at existing sources, as well as combustion residual leachate at new and existing sources. The 2024 rule was challenged in the U.S. Court of Appeals for the Eighth Circuit, but the court denied motions for a stay, so the rule remains in effect. On March 12, 2025, EPA announced it would reconsider the ELGs for the steam electric power generating industry. On October 2, 2025, EPA published proposed and direct final rules for extension of deadlines and other provisions. Comments were due November 3, 2025. On November 28, 2025, EPA withdrew the direct final rule due to adverse comments and on December 31, 2025, published a final rule revising various deadlines and other provisions in the 2024 rule. On March 9, 2026, EPA sent a proposed rule to Office of Management and Budget reconsidering the technology-based effluent limitations and standards promulgated in 2024. On May 18, 2026, EPA published its proposed rule revising ELGs for unmanaged combustion residual leachate. Comments were due June 17, 2026. The final rule is expected to be published in March 2027.

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

On May 8, 2024, EPA published a final rule that extended federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCRMU, including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR rule, inactive CCR landfills, and other areas where CCR was managed directly on the land (“Legacy Rule”). The Legacy Rule became effective on November 8, 2024. EPA included deferral options for smaller CCRMU containing between one and 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that closed prior to the effective date of the new rule (subject to certain eligibility conditions). EPA also codified the controversial definitions of infiltration and liquids that were litigated in the DC Circuit. Six petitions for review of the Legacy Rule were filed and were consolidated into one case by the DC Circuit. The Utility Solid Waste Activities Group, of which TXNM is a member, is a petitioner jointly with the National Rural Electric Cooperative Association, and American Public Power Association. The U.S. Supreme Court denied a requested stay of the rule by East Kentucky Power Cooperative. The DC Circuit agreed to hold the case in abeyance pending the outcome of EPA’s reconsideration of the Legacy Rule, with status reports due on March 16, 2026, and at 90-day intervals thereafter. On July 22, 2025, EPA published a final rule and companion proposal revising the compliance deadlines for CCRMU requirements under the Legacy Rule. In September 2025, EPA withdrew the direct final rule due to adverse comments but subsequently issued a final extension rule on February 6, 2026, delaying the deadline to complete the “Facility Evaluation Report Part 1” until February 9, 2027, and extending all subsequent deadlines, as well. The final extension rule was published in the Federal Register on February 10, 2026. On April 13, 2026, EPA published proposed Legacy Rule/CCRMU Amendments that, among other things, would rescind all the requirements related to CCRMU and authorize site-specific tailoring of certain rule requirements through federal permits or approved state permits. The comment period for that proposal ended June 29, 2026.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. EPA has not yet finalized the federal permitting program rule. On May 8, 2026, EPA published a notice reopening the comment period on the proposed federal CCR permit program. Comments are due July 29, 2026. EPA has coordinated with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rulemaking activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners. Separately, on July 13, 2026, EPA issued an advance notice of proposed rulemaking to solicit comments on a potential federal general permit option for CCR facilities. The comment period ends on October 13, 2026.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A mine reclamation cost study was completed in the third quarter of 2025, and PNM and Westmoreland amended the mine reclamation services agreement to update the capital recovery charges due in each year from 2025 through 2028, which resulted in a minor increase in overall reclamation costs.

PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation. In connection with certain mining permits relating to the operation of the San Juan mine, Westmoreland was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of Westmoreland, TXNM entered into the WFB LOC Facility under which letters of credit aggregating $19.3 million are outstanding as of June 30, 2026.

In 2025, APS provided an update to the cumulative MMBTU consumption for Four Corners for the purpose of allocating final mine reclamation costs. Based on the consumption outlook, PNM’s forecasted share of final reclamation costs was reduced from 9.755% to 9.096%. As a result, PNM recorded a decrease in the liability related to the surface mine.

Based on the most recent estimates, PNM’s remaining payments as of June 30, 2026, for mine reclamation, in future dollars, are estimated to be $21.6 million for the surface mines at both SJGS and Four Corners and $63.1 million for the underground mine at SJGS. At June 30, 2026 and December 31, 2025, liabilities, in current dollars, of $12.8 million and $20.8 million for surface mine reclamation and $56.3 million and $55.2 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners are parties to a reclamation trust funds agreement to provide financial assurance for post-term coal mine reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and meet year-end funding targets set by funding curves that are approved by the SJGS ownership. PNM began using its mine reclamation trust to pay for final mine reclamation costs in April 2023. Because the trust agreement requires meeting specific funding targets at year end, it may be necessary for PNM to make additional contributions to meet those targets. PNM contributed $7.0 million in 2025. Based on PNM’s reclamation trust fund balance at June 30, 2026, current forecasts, and current funding curve targets, PNM anticipates contributing $2.0 million in 2026 and anticipates making contributions of $0.4 million in 2027 and $4.7 million in 2028.

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

On July 29, 2025, PNM received a letter from the NMED indicating that the NMED designated PNM as a responsible party and requiring a Stage 1 Abatement Plan (“S1AP”) proposal for SJGS for groundwater and soil contamination associated with former operations at SJGS. On November 26, 2025, PNM submitted the S1AP to NMED that was approved on February 9, 2026. The S1AP estimates site investigation and monitoring to be completed by the first quarter of 2027. PNM is currently conducting site investigations, groundwater sampling, and monitoring detailed in the S1AP.

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

The PVNGS participants maintain insurance for damage to and decontamination of property at PVNGS in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium adjustments of $5.0 million. The insurance coverage discussed in this and the previous paragraph are subject to certain policy conditions, sublimits, and exclusions.

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

On March 16, 2026, a status conference was held to determine whether or not this matter warranted a delay in the procedural schedule of the pending Merger application including the evidentiary hearing initially scheduled for May 4-15, 2026. On March 17, 2026, the NMPRC issued a final order staying the procedural schedule and deadlines related to the pending Merger application and ordered a scheduling conference to be held on May 6, 2026. The NMPRC also issued a final order in the show cause motion, for which a public hearing was held on April 30, 2026. On May 5, 2026, the NMPRC issued an Order vacating the scheduling conference and on May 8, 2026, the NMPRC issued a revised procedural schedule setting the hearing for August 17-28, 2026.

On June 8, 2026, the Hearing Examiners issued a RD concluding that the purchase of $400.0 million of TXNM common stock violated Section 62-6-12 of the Public Utility Act because it occurred without prior NMPRC approval. Applicants are required to submit a detailed compliance plan within 45 days of receiving a Final Order to show how the transaction will be unwound ensuring ratepayers are fully protected from all impacts. On July 2, 2026, the NMPRC issued a Final Order largely adopting the RD and imposing a $100,000 penalty on TXNM for the violation. Additionally, the NMPRC has stayed the procedural schedule in the Merger application. The Company cannot predict the outcome of this matter.

On July 27, 2026, TXNM filed its compliance filing with the NMPRC detailing the unwinding of the May 2025 Stock Purchase Agreement by cancelling the 8,000,000 shares of TXNM common stock sold as of July 2, 2026, drawing on the $400.0 million TXNM 2026 Delayed-Draw Term Loan, and repaying the aggregate $400.0 million received in the May 2025 Stock Purchase Agreement (Note 9). The NMPRC and other parties may take 30 days to review the compliance filing and respond as to whether the action taken to unwind the May 2025 Stock Purchase Agreement adequately protects ratepayers from the consequences of effectuating the void status. TXNM intends to issue shares of TXNM common stock to repay the $400.0 million TXNM 2026 Delayed-Draw Term Loan through either publicly registered offerings or private placement transactions. On July 31, 2026, TXNM filed a petition with the NMPRC for a declaratory order that the proposed equity transactions do not require prior NMPRC approval and requested that the NMPRC expedite approval of the petition. The Company cannot predict the outcome of this matter.

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

Application to the FERC

In October 2025, a protest was filed arguing that the proposed Merger posed significant risk of unlawful cross-subsidization, especially benefitting Blackstone Infrastructure’s data centers and energy affiliates, and could harm competition, rates, and regulatory oversight. On February 20, 2026, FERC approved the proposed Merger concluding that there is no adverse effect on competition, no adverse rate impacts, and no regulatory gap. FERC rejected claims related to data centers, private equity ownership, and speculative cross-subsidization relying on existing state ring-fencing protections in New Mexico and Texas. On March 23, 2026, a request for rehearing was filed concerning FERC’s February 20, 2026, approval of the proposed Merger. The request is based on the recent developments in the application before the NMPRC and the show cause order, discussed above. The request argues that this procedural uncertainty may justify FERC’s reconsideration. On April 23, 2026, FERC issued a notice of denial of rehearing by operation of law and providing further consideration. On July 17, 2026, a

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
motion was filed seeking to notify FERC of the NMPRC’s July 2, 2026, Final Order in the show cause proceeding and asking FERC to consider that order in connection with the pending rehearing request. FERC has not yet issued an order addressing the merits of the rehearing request. The Company cannot predict the outcome of this matter.

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

The following sets forth PNM’s revenue recorded under the renewable energy rider:

		Revenues Recorded
Effective date January 1,	Annual Revenue Collection	Three months ended June 30,	Six months ended June 30,
	(In millions)
2025	$58.7	$14.6	$31.6
2026	54.3	16.6	32.2

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2025. On May 28, 2026, PNM filed its application, requesting to collect $53.0 million for 2027 costs beginning on January 1, 2027.

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

On December 30, 2024, PNM issued its 2029-2032 RFP for at least 900 MW of new energy resources to come online between 2029 and 2032, with at least 500 MW needed by 2030. The RFP is consistent with the needs identified in PNM’s 2023 IRP, which identified a range of 900 to 2,900 MW of new capacity needed by 2032, depending on the type of resources selected. The 2029-2032 RFP is anticipated to identify potential replacement resources for PNM’s current natural gas generation capacity as well as PNM’s ownership interest in Four Corners. On January 2, 2026, PNM filed a Notice of Material Event for the 2023 IRP to inform the NMPRC of its intent to issue a supplemental RFP for gas-fired resources in response to new customer requirements that have accelerated and increased energy demands beyond previously forecasted resources. On February 4, 2026, the IM appointed to the 2029-2032 RFP concluded that PNM appropriately evaluated the bids, made reasonable portfolio selection decisions, and overall, the RFP process was conducted in a fair, transparent manner that was in compliance with regulatory requirements. On March 6, 2026, PNM filed its draft supplemental RFP for the additional resources anticipated. On April 4, 2026, the IM issued a design report on PNM’s draft supplemental RFP which contained targeted modifications to improve transparency, expand participation, and strengthen competitive neutrality within the class of eligible firm resources. PNM filed responses to the IM design report and issued a supplemental RFP on May 1, 2026.

On May 29, 2026, PNM filed its 2029-2032 Resource Portfolio Application with the NMPRC. The application seeks approval of a balanced portfolio that includes:

•800 MW of wind PPAs
•240 MW of solar PPAs
•610 MW of battery storage ESAs
•40 MW of dispatchable natural gas generation (expansion of PNM-owned capacity)
•Abandonment and exit of PNM’s interest in Four Corners in 2031

The application also includes a request for an accounting order under SB 170 (discussed below) for certain resources associated with future economic development and gives notice that PNM intends to extend operations of the existing Reeves Generating Station through the end of 2044 to provide additional resource assurance. The proposed portfolio addresses projected resource shortfalls beginning in 2029, driven by load growth and the need to replace capacity as PNM exits Four Corners. As a result, PNM has requested that the NMPRC adhere to the six-month review timeline for PPAs and ESA and to expedite the review of the natural gas project. PNM cannot predict the outcome of this matter.

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

On March 2, 2026, PNM filed its first annual Grid Modernization Plan reconciliation filing to reconcile the year one actual revenue requirement to the approved revenue requirement. On March 16, 2026, PNM filed the advice notice for the rider to collect the year one revenue requirement of $7.7 million with an effective date of April 15, 2026. The advice notice became effective on April 15, 2026, by operation of law.

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

On April 10, 2026, PNM filed its second annual Grid Modernization Plan review to provide updates on implementation progress, costs, and revenue requirements for years two through six. In the filing, PNM requested approval of updated year three costs and revenue requirement estimates, including the presumption of reasonableness, authorization of capital treatment of software as a service costs for years two through six, and issuance of a final order no later than October 15, 2026. On May 1, 2026, a procedural order was issued scheduling an evidentiary hearing for August 11-12, 2026.
Transportation and Electrification Program (TEP)
On June 1, 2026, PNM filed its 2027-2029 TEP with the NMPRC, requesting approval of a $32.9 million total three-year budget and continuation of the current TEP Rider. Approximately 40% of the budget, $13.2 million, will be dedicated to low-income customers and underserved communities. PNM cannot predict the outcome of this matter.
BESS Project

On August 6, 2025, PNM filed an application with the NMPRC for approval of a CCN to construct, own, and operate 30 MWs of energy storage. The application consists of 6 MW batteries to be constructed at five existing PNM-owned solar facilities located in Otero County, San Miguel County, Luna County and two sites in Valencia County. PNM estimates that the BESS Project will cost $78.7 million and will assist in serving our summer peak season when operational. PNM expects to seek recovery of these costs in a future rate case. On March 10, 2026, the hearing examiner issued an RD recommending approval of the CCN that was approved in a final order issued by the NMPRC on April 10, 2026. This matter is now concluded.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
This project aims to enhance reliability and resilience in the Albuquerque area, facilitate the integration of renewable energy, and support economic development. On February 13, 2026, the NMPRC dismissed the application without prejudice and on February 25, 2026, PNM filed a new application for approval of the CCN providing additional clarity and more information on the project. The estimated cost of the project is approximately $247 million and is expected to be reviewed in a future rate proceeding. On March 12, 2026, the Hearing Examiner issued a procedural order setting a public hearing for August 26, 2026. On July 24, 2026, the hearing examiner issued a RD approving PNM’s request for determination of a new right-of-way for the Rio Puerco-Pajarito-Prosperity 345kV transmission line project. The RD is limited to the right-of-way determination and does not address project need, routing, costs, ratemaking treatment, or the requested CCN. PNM cannot predict the outcome of this matter.

TNMP

TNMP Base Rate Review

On November 14, 2025, TNMP filed a general rate proceeding with the PUCT (the “TNMP Base Rate Review”) requesting recovery of $2.8 billion of rate base as of June 30, 2025, a requested ROE of 10.4%, and a 47.54% equity ratio. The TNMP Base Rate Review also includes increases in operations and maintenance expenses that are not recovered through semi-annual TCOS and DCRF filings, excludes increases in interest expense resulting from refinancing of debt associated with the proposed Merger, and requests recovery of $20.5 million associated with Hurricane Beryl restoration costs over a five-year period. If approved by the PUCT, the new rates are expected to become effective in mid-2026. A hearing on the merits was set for March 9-12, 2026. On March 6, 2026, TNMP, on behalf of all parties to the proceeding, filed a motion to abate the procedural schedule on the merits of continuing their efforts to reach a full resolution and settlement. On March 9, 2026, the hearing was cancelled. On May 29, 2026, TNMP and all parties to the proceeding reached a settlement and filed an unopposed stipulation (the “Stipulation”) with the PUCT. The Stipulation agreed to TNMP’s recovery of $2.8 billion of rate base, a ROE of 9.65% and a 45% equity ratio. Final rates in the Stipulation are effective 45 days from the PUCT’s Final Order and TNMP will establish a surcharge to recover interim rates after the PUCT’s Final Order in the proceeding. On July 30, 2026, the PUCT issued its Final Order approving the Stipulation.

Large Load Interconnection Rulemaking

In July 2025, PUCT Staff opened a rulemaking project to implement large load interconnection standards required by Texas legislation. The legislation directs the PUCT to establish standards for interconnecting large load customers in the ERCOT region in a manner that supports business development, minimizes the risk of stranded infrastructure costs, and maintains system reliability. TNMP participated in a workshop on this initiative in January 2026. On February 6, 2026, the PUCT adopted Rule 25.370, which requires the power demands of large load customers of 75 MW or more, to be incorporated into ERCOT’s Regional Transmission Plan and resource adequacy assessments. The rule establishes thresholds and criteria for identifying large load customers and requires them to demonstrate verifiable progress toward site control, financing, and towards state and local regulatory approvals. Large load customers must also provide attestations to transmission and distribution service providers confirming the status and timeline of their project load ramp schedules. Since the rule’s effectiveness and the establishment of “batch zero” by ERCOT, TNMP has experienced an increase in transmission interconnection requests. As of June 30, 2026, TNMP has $29.5 million in deposits recorded in Other deferred credits on its Condensed Consolidated Balance Sheet.

Sales and Use Tax Refunds

On March 12, 2025, TNMP filed a refund claim with the Texas Comptroller’s office for overpaid sales and use taxes primarily related to asset purchases. The $34.6 million refund claim covers periods from January 2022 to October 2024, and amounts received, net of consultant fees, are expected to be applied to 2025 TNMP capital projects. On September 22, 2025, TNMP received the requested refund net of $7.5 million in consultant fees; $24.7 million was applied to 2025 TNMP capital projects; $2.1 million to offset related interest expense; and $0.3 million for other related expenses. On October 15, 2025, TNMP filed another refund claim for $5.1 million for overpaid sales and use taxes primarily related to asset purchases covering the period from November 2024 through February 2025. On June 25, 2026, the Texas Comptroller’s Office issued an adjustment report indicating that the refund claim had been approved and interest would be accruing at a daily rate until paid. TNMP expects to receive the requested refund net of $1.1 million in consultant fees and apply $3.8 million to capital projects with the remaining $0.2 million to offset related interest expense.

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

HB 5247

On June 20, 2025, Texas House Bill 5247 (“HB 5247”) was signed into law by Governor Gregg Abbott. HB 5247, which took effect immediately, added Section 36.216 to the Public Regulatory Act (“PURA 36.216”), authorizing certain electric utilities with total capital expenditures that exceeded 300 percent of annual depreciation in a calendar year, to elect, in the following calendar year, to file a single, annual proceeding to adjust nonfuel rates on a system-wide basis to reflect changes in transmission and distribution rates previously authorized under certain other interim rate mechanisms. A utility seeking to make this election under PURA 36.216 is required to file a notice with the PUCT informing them of its intent and provide supporting documentation of the applicable capital expenditures at least 60 days before filing the single, annual proceeding and correspondingly must notify the PUCT if the utility determines that it no longer qualifies for continued use of the election. Management has evaluated the application of HB 5247 and PURA 36.216 and determined that TNMP qualifies as the type of electric utility that would be eligible for the election. Upon completion of its general rate proceeding discussed above, TNMP expects to make its first comprehensive filing under Section 36.216 with a view towards recovering costs associated with eligible transmission and distribution investments that were placed into service after December 31, 2024, and that are not currently reflected in rates. In the interim, TNMP is recognizing a regulatory asset for costs associated with eligible transmission and distribution capital investments and is offsetting depreciation, property tax expense, and carrying costs within alternative revenue. At June 30, 2026, and December 31, 2025, the regulatory asset associated with these costs totaled $36.8 million and $17.5 million.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). On May 30, 2025, TNMP filed its request to adjust the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
EECRF to reflect changes in costs for 2026. On November 14, 2025, the total amount requested of $8.1 million, which includes a performance bonus of $2.5 million, based on TNMP’s energy efficiency achievements in 2024, was approved and took effect March 1, 2026. On May 29, 2026, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2027. The total amount requested was $9.5 million, which includes a performance bonus of $1.2 million based on TNMP’s energy efficiency achievements in 2025. The case is pending review by the PUCT.

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

On December 11, 2024, TNMP filed an unopposed settlement with the PUCT. The settlement includes $565.8 million of capital investments over 2025 through 2027, reflecting 94% of TNMP’s proposed plan investments. The settlement also encompasses $128.2 million of operations and maintenance expenses associated with several programs, including vegetation management and wildfire mitigation. On March 26, 2025, TNMP received the final order from the PUCT which included modifications reflecting capital investments of $545.8 million and $86.1 million of operating and maintenance costs. As of June 30, 2026 and December 31, 2025, TNMP incurred $26.7 million and $10.6 million of operating and maintenance costs, all of which have been recorded as a Regulatory Asset on the Condensed Consolidated Balance Sheets. TNMP will seek collection of such costs in a future regulatory proceeding.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidated Statement of Earnings over their term. As of June 30, 2026 and December 31, 2025, the unamortized balance of these rights-of-ways was $90.2 million and $69.2 million. PNM recognized amortization expense associated with these agreements of $1.1 million and $2.3 million in the three and six months ended June 30, 2026, and $1.2 million and $2.2 million in the three and six months ended June 30, 2025.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019, are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018, are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At June 30, 2026, residual value guarantees on fleet vehicle, and equipment leases are $0.6 million, $0.5 million, and $1.1 million for PNM, TNMP, and TXNM Consolidated.

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

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2026			December 31, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$47,136	$331	$47,935	$107,986	$39	$108,517
Current portion of operating lease liabilities	6,989	76	7,109	8,913	15	8,969
Long-term portion of operating lease liabilities	34,074	257	34,773	96,246	24	96,735

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases.

Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2026			December 31, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Financing leases:
Non-utility property	$31,350	$38,985	$71,870	$30,555	$33,344	$65,366
Accumulated depreciation	(15,254)	(15,106)	(31,089)	(13,079)	(14,319)	(27,928)
Non-utility property, net	16,096	23,879	40,781	17,476	19,025	37,438

Other current liabilities	$5,771	$7,795	$13,946	$5,764	$6,604	$12,743
Other deferred credits	10,358	16,135	26,950	11,740	12,456	24,786

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	June 30, 2026			December 31, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
Weighted average remaining lease term (years):
Operating leases	11.28	4.24	11.19	15.64	2.63	15.60
Financing leases	3.41	3.71	3.56	3.75	3.48	3.59

Weighted average discount rate:
Operating leases	5.18%	4.31%	5.18%	5.55%	5.39%	5.55%
Financing leases	5.36%	5.47%	5.42%	5.33%	5.43%	5.37%

Information for the components of lease expense is as follows:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$395	$—	$395	$1,250	$—	$1,250
Other operating leases	1,902	23	1,943	3,752	46	3,835
Amounts capitalized	—	—	—	—	—	—
Total operating lease expense	2,297	23	2,338	5,002	46	5,085
Financing lease cost:
Amortization of right-of-use assets	1,529	2,121	3,751	3,049	4,099	7,345
Interest on lease liabilities	225	338	574	460	626	1,108
Amounts capitalized	(1,224)	(2,015)	(3,239)	(2,412)	(3,873)	(6,285)
Total financing lease expense	530	444	1,086	1,098	852	2,169

Variable lease expense	19,844	—	19,844	35,186	—	35,186
Short-term lease expense	190	7	205	365	16	400
Total lease expense for the period	$22,861	$474	$23,473	$41,651	$914	$42,840

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$5,084	$—	$5,084	$10,167	$—	$10,167
Other operating leases	1,863	131	2,012	3,726	285	4,048
Amounts capitalized	(11)	(106)	(117)	(22)	(236)	(258)
Total operating lease expense	6,936	25	6,979	13,871	49	13,957
Financing lease cost:
Amortization of right-of-use assets	1,230	1,549	2,864	2,431	2,843	5,452
Interest on lease liabilities	184	213	411	364	357	750
Amounts capitalized	(898)	(1,455)	(2,354)	(1,778)	(2,650)	(4,428)
Total financing lease expense	516	307	921	1,017	550	1,774

Variable lease expense	6,579	—	6,579	13,135	—	13,135
Short-term lease expense	178	8	198	369	12	423
Total lease expense for the period	$14,209	$340	$14,677	$28,392	$611	$29,289

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental cash flow information related to the Company’s leases is as follows:

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,247	$44	$8,326	$17,114	$27	$17,173
Operating cash flows from financing leases	147	140	309	131	97	256
Finance cash flows from financing leases	948	707	1,849	884	447	1,499

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases additions	$—	$331	$331	$49	$9	$58
Operating leases retirements	(385)	—	(385)	—	(271)	(271)
Financing leases	1,681	8,994	10,744	2,789	5,855	8,848

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025.

Future expected lease payments are shown below:

	As of June 30, 2026
	PNM			TNMP		TXNM
		Operating					Operating
	Financing	Energy Storage	Other	Financing	Operating	Financing	Energy Storage	Other
	(In thousands)
Remainder of 2026	$3,510	$891	$98	$4,684	$44	$8,407	$891	$177
2027	5,606	1,783	7,049	7,785	87	13,789	1,783	7,206
2028	4,101	1,783	7,052	6,129	83	10,443	1,783	7,208
2029	2,582	1,783	7,039	4,655	74	7,297	1,783	7,188
2030	1,070	1,783	164	2,038	76	3,112	1,783	317
Later years	746	22,604	3,497	1,025	—	1,771	22,604	3,772
Total minimum lease payments	17,615	30,627	24,899	26,316	364	44,819	30,627	25,868
Less: Imputed interest	1,486	11,705	2,759	2,386	31	3,923	11,705	2,908
Lease liabilities	$16,129	$18,922	$22,140	$23,930	$333	$40,896	$18,922	$22,960

The above table includes $15.5 million, $20.1 million, and $35.8 million for PNM, TNMP, and TXNM at June 30, 2026, for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At June 30, 2026, the Company has an ESA that has been executed with a lease component that has not yet commenced. The lease component begins in 2029, expires in 2044, and will be recognized as a lease asset and liability upon the commencement. The expected total fixed consideration to be paid for this arrangement, which includes non-lease payments, is approximately $94.3 million over the 20-year term of the agreement.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items are excluded from the estimated annual rate calculation. Such items include regulatory disallowances, Merger-related costs, and excess tax benefits or deficiencies related to stock awards. At June 30, 2026, TXNM, PNM, and TNMP estimated their effective income tax rates for

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the year ended December 31, 2026, would be 15.11%, 12.44%, and 20.24%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

During the six months ended June 30, 2026, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further decreased by excess tax benefits related to stock awards of $0.4 million for TXNM, of which $0.3 million was allocated to PNM and $0.1 million was allocated to TNMP and by tax benefits on Merger-related costs of $1.4 million for TXNM, of which $0.5 million was allocated to PNM and an immaterial amount was allocated to TNMP.

Beginning February 2018, PNM’s NM 2016 Rate Case reflected the reduction in the federal corporate income tax rate resulting from enactment of legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”), including amortization of excess deferred federal income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, and had been returning the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. Pursuant to the final order in the 2024 Rate Change, the remaining balance of $62.7 million of unprotected excess deferred income taxes is being returned over a four-year period. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the TCJA beginning on January 1, 2019. TXNM, PNM, and TNMP will amortize federal excess deferred income taxes of $26.2 million, $23.5 million, and $2.7 million in 2026. See additional discussion of the impacts of the TCJA in Note 18 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Services billings:
TXNM to PNM	$32,050	$35,317	$65,728	$67,404
TXNM to TNMP	13,712	14,109	28,236	27,485
PNM to TNMP	72	86	134	165
TNMP to TXNM	21	28	42	56
TNMP to PNM	—	—	—	—
Interest billings:
TXNM to PNM	24	76	63	84
PNM to TXNM	110	132	225	265
TXNM to TNMP	8	41	23	186

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

For its annual evaluations performed as of April 1, 2026 and 2025, TXNM performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company’s expectations of future financial performance since the April 1, 2024, quantitative analysis performed for PNM, as well as the April 1, 2020, quantitative analysis and the previous qualitative analyses through April 1, 2024, performed for TNMP. This analysis considered Company-specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Note 11 and Note 12, including the outcomes in the 2025 Rate Request, PNM’s Grid Modernization Plan, and TNMP’s System Resiliency Plan. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2026, carrying values of PNM and TNMP exceeded their fair value.

The quantitative analysis, discussed above, indicated that the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 54%. The qualitative analysis, in addition to the typical considerations discussed above, considered changes in the Company’s expectations of future financial performance since the April 1, 2020, quantitative analysis and the previous qualitative analyses through April 1, 2023, performed for TNMP. The April 1, 2020, quantitative evaluations indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 38%. This analysis considered events specific to TNMP such as the potential impacts of legal and regulatory matters discussed in Note 11 and Note 12. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2024, carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2024 annual evaluation, there have been no events, including the Merger, or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

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

The Merger Agreement may be terminated by each of TXNM and Parent under certain circumstances, including if the Merger is not consummated by the 15-month anniversary of the execution of the Merger Agreement (as extended, the “End Date”), so long as failure of the Merger to consummate on or before the End Date was not due to the breach of the Merger Agreement by such party, subject to an automatic extension of the End Date until December 31, 2026 and an additional three-month extension by mutual agreement of the parties, in each case if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals or the absence of a Legal Restraint, have been satisfied or waived. The Merger Agreement also provides for other customary termination rights for both Parent and TXNM. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, TXNM will be required to pay Parent a termination fee of $210.0 million plus certain costs and expenses. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party as a result of a Legal Restraint (solely in connection with required regulatory approvals), (ii) if the Merger Agreement is terminated by either party as a result of the Merger not being consummated by the End Date, (iii) the Merger Agreement is terminated by TXNM as a result of a breach of any representation or warranty or failure to perform by Parent, or Merger Sub that is not curable or timely cured or (iv) Parent fails to effect the closing when all closing conditions (other than those that by their nature are to be satisfied at closing) have been satisfied or waived and it is otherwise obligated to do so under the Merger Agreement and it further fails to consummate the closing within two business days after receiving notice from TXNM, then, in any such case, upon termination of the Merger Agreement, Parent will be required to pay TXNM a termination fee of $350.0 million (subject to the terms of the Waiver defined and described below) plus certain costs and expenses (the “Parent Termination Fee”).

On July 17, 2026, TXNM, Parent and Merger Sub entered into a Waiver (the “Waiver”) pursuant to Section 8.6 of the Merger Agreement. Pursuant to the Waiver, each of Parent and TXNM irrevocably waived its right to terminate the Merger Agreement and abandon the Merger pursuant to Section 8.1(c) of the Merger Agreement (relating to the failure of the Merger to occur by the End Date (as defined in the Merger Agreement)) prior to May 31, 2027 (such period, the “Waiver Period”). Each party further waived any right or claim to interpret the terms of the Merger Agreement, including references to the End Date, in a manner inconsistent with the Waiver Period. In addition, TXNM irrevocably waived $175.0 million of the $350.0 million Parent Termination Fee, such that the Parent Termination Fee, if and when payable, would be reduced to $175 million. This reduction does not affect certain cost and expense reimbursement or indemnification obligations of the parties under specified

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
provisions of the Merger Agreement relating to access to information, debt financing cooperation, effect of termination, and expenses.

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

MD&A FOR TXNM

EXECUTIVE SUMMARY

Overview

TXNM is a holding company with two regulated electric utilities, PNM and TNMP, serving approximately 846,000 residential, commercial, and industrial customers in New Mexico and Texas. TXNM strives to create a clean and bright energy future for customers, communities, and shareholders. TXNM’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of sustainability.

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

The proposed Merger has been unanimously approved by the Board and was approved by the TXNM shareholders at a special meeting held on August 28, 2025. The waiting period under the HSR Act in connection with the Merger has expired without any objections or concerns having been raised, both the FCC and FERC approved the application, and the PUCT approved the unanimous settlement, satisfying four of the conditions to closing of the Merger Agreement. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary conditions, including, without limitation, no Legal Restraint, and the receipt of certain required regulatory approvals (including the NMPRC and the NRC). TXNM has filed applications for regulatory approval of the Merger with the NMPRC (Note 12) and NRC. The Merger Agreement does not contain any financing condition and is currently expected to close in the first half of 2027.

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

Investments at TNMP support the continued high growth across each region of its service territory. Economic growth across Texas continues to push the demands on TNMP’s system to new levels, including a new system peak in July 2026. In 2023, the Texas legislature passed a series of bills aimed at encouraging investments to enhance grid reliability and resilience, while the PUCT continues to develop rules in support of new legislation. TNMP will continue to submit filings for recovery of its investments, in accordance with these new rules, in addition to the existing rate recovery mechanisms. See the subheading under State Regulation and Legislation below.

Investments at PNM are aimed at supporting economic development and advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. More recently, the 2029-2032 Resource portfolio application filed with the NMPRC is an integrated package of resources designed to ensure that PNM continues to provide safe, reliable, and cost-effective electric service while meeting anticipated load growth, including a new system peak in July 2026, and supporting the clean energy transition under New Mexico’s ETA. In addition, the CCN requesting approval of a new transmission line and the recent approval received to defer costs of two economic development projects filed under SB 170 support economic development in New Mexico. Similarly, projects included in the Grid Modernization Plan will improve customers’ ability to customize their use of energy and modernize PNM’s electric grid through infrastructure and technology improvements.

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

PNM, as a vertically integrated utility in New Mexico, is focused on providing customers reliable, affordable and clean energy. PNM holds in-person engagements with residential and business customers through customer advisory councils to receive feedback on the programs and services offered. Additionally, PNM continues to focus its efforts on customer service improvements, including enhanced digital payment options, strategic customer outreach, and improved communications. To supplement its service, PNM has implemented programs regulated by the NMPRC to incentivize customers to address these issues through rebates and/or discounts, including Energy Efficiency, Transportation Electrification, Community Solar, and Time-of-Day pilot Programs. Increased incentives are provided to low-income customers to further encourage participation from households typically experiencing a higher energy burden. Additionally, PNM offers customer bill payment assistance through PNM Good Neighbor Fund and accepts employee and customer donations to supplement this fund. As a result of PNM’s efforts, 2,608 families in need received emergency assistance through the PNM Good Neighbor Fund for the six months ended June 30, 2026.

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

PNM participates in the National Electric Highway Coalition, which plans to build fast-charging ports along major U.S. travel corridors. The coalition, with approximately 50 investor-owned electric companies, is committed to providing EV fast charging ports that will allow the public to drive EVs with confidence throughout the country’s major roadways. To support this initiative, PNM’s TEP program includes the installation of a charging network along major roadways in New Mexico. PNM filed its 2027-2029 TEP with the NMPRC on June 1, 2026.

Renewable Energy and Energy Storage
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements from facilities in service as of June 30, 2026, have a total net generation capacity of 3,409 MW. In addition to PNM’s owned and third-party contracted solar facilities, PNM also has a customer distributed solar generation program that represented 387.4 MW at June 30, 2026. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resources have a generation capacity of 1,318 MW. This includes approximately 280 MW of additional capacity under the Community Solar Act which will provide customers an additional option of accessing solar energy.
PNM will continue to seek approval to procure renewable resources as needed to meet forecasted peak load requirements to serve its customers and New Mexico’s RPS and carbon-free resource requirements, while balancing the impact to customers’ electricity costs.

Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2026, incremental energy saved as a result of participation in PNM’s portfolio of energy efficiency programs is estimated to be 87 GWh. This is equivalent to the annual consumption of approximately 12,056 homes in PNM’s service territory. PNM’s load management and energy efficiency programs also help lower peak demand requirements. In 2026, TNMP’s incremental energy saved as a result of participation in TNMP’s energy efficiency programs is estimated to be approximately 17 GWh. This is equivalent to the annual consumption of approximately 2,392 homes in TNMP’s service territory, estimated using a national average avoided emissions rate. TNMP’s high-performance homes residential new construction energy efficiency program has earned the Energy Star Partner of the Year award for 8 years, including 6 years receiving the Sustained Excellence Award, recognizing long-term commitment to fighting climate change and protecting public health through energy efficiency. In April 2026, PNM filed an application with the NMPRC for its energy efficiency and load management programs to be offered in its 2027 Plan (Note 12). In May 2026, TNMP filed its annual request with the PUCT to adjust its EECRF for changes in costs for 2027 (Note 12).

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

In July 2026, PUCT adopted a rule requiring utilities that own or operate power transmission or distribution facilities in wildfire risk areas, as defined by the Texas Division of Emergency Management to prepare and submit a wildfire mitigation plan (“WMP”) for approval. TNMP has filed a notice of intent to prepare and submit its WMP for approval on or before September 30, 2026.

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

PNM stands out as one of the few investor-owned utilities operating a tribal relations office, which is focused on serving and collaborating with 18 of the 23 sovereign nations in New Mexico and the Southwest. PNM created the Navajo Nation Workforce Training Scholarship Program to provide support for Navajo tribal members and to encourage the pursuit of education and training in existing and emerging jobs in the communities in which they live. PNM has invested in paid summer college engineering internship programs for American Indian students in the greater Albuquerque area, established the PNM Pueblo Education Scholarship and Endowment to invest in higher education for Native American Indian students, and supported the development of an entrepreneur complex located in Albuquerque and operated by the Indian Pueblo Cultural Center. PNM continues to partner with the Navajo Nation in the Light Up Navajo project, piloted in 2019 and modeled as a mutual aid project to connect Navajo homes without electricity to the power grid. PNM is one of 44 utilities across 16 states to participate in improving the quality of life for families by bringing electricity to over 1,000 homes since inception of the project. PNM has also partnered with New Mexico universities to enhance intern programs and developed a business coalition model to drive economic development through intern partnerships.

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

State Regulation and Legislation

TNMP

In the 2023 and 2025 Texas Legislative sessions several bills were passed to support utility reliability and resiliency by encouraging and protecting utility infrastructure investments. Under the new legislation, TNMP filed its 2025-2027 SRP in August 2024 and filed an unopposed settlement with the PUCT in December 2024 that was approved with slight modifications in March 2025. Other bills directed ERCOT to develop reliability plans for the Permian Basin which resulted in the need for additional investments in the West Texas service territory and to establish standards for interconnecting large load customers in the region. In 2025, HB 5247 was passed, which immediately authorized certain utilities, including TNMP, to offset depreciation, property tax expenses, and carrying costs with alternative revenue and recognize a regulatory asset for qualifying investments that are not currently reflected in rates, until the following year in which they would file a single, annual proceeding with the PUCT. In February 2026, PUCT adopted a rule to ensure the power demands of large load customers of 75 MW or more, be incorporated into ERCOT’s Regional Transmission Plan and resource adequacy assessments. These pieces of legislation demonstrate that Texas continues to encourage utility investment and prioritizes timely rate recovery. TNMP will look to prioritize investments aligned with these measures that improve the quality of service for current and future customers and anticipates submitting annual filings in accordance with the rule.

Beyond legislative actions, the regulatory framework in Texas strongly encourages investments into the grid by providing timely recovery through rate mechanisms outside of general rate cases. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The

PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. TNMP also has approximately 285,000 advanced meters across its service territory, the costs of which are being recovered through base rates.

TNMP Base Rate Review

In November 2025, TNMP filed the TNMP Base Rate Review with the PUCT, requesting recovery of $2.8 billion of rate base, a requested ROE of 10.4%, and a 47.54% equity ratio. The TNMP Base Rate Review also includes increases in operations and maintenance expenses that are not recovered through semi-annual TCOS and DCRF filings, excludes increases in interest expense resulting from refinancing of debt associated with the proposed Merger, and requests recovery of $20.5 million associated with Hurricane Beryl restoration costs over a five-year period. If approved by the PUCT, the new rates are expected to become effective in mid-2026. On May 29, 2026, TNMP filed an unopposed stipulation and settlement agreement with the PUCT that was approved in a Final Order issued on July 30, 2026. See Note 12.

PNM

The 2025 New Mexico Legislative session included several bills that were passed to support economic development, clean energy, grid modernization, and wildfire preparedness. Among the bills passed were companion bills: New Mexico Senate Bill 169 (the “Site Readiness Bill”) and New Mexico Senate Bill 170 (the “Power Readiness Bill”).

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

The New Mexico Energy Transition Act (“ETA”)

The passage of the ETA amended the REA to require utilities operating in New Mexico to have renewable portfolios equal to 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Those amendments also allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue Securitized Bonds related to the retirement of certain coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K and the issuance of the ETBC I Securitized Bonds in Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

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

In December 2024, PNM issued its 2029-2032 RFP for at least 900 MW of new energy resources to come online between 2029 and 2032, with at least 500 MW needed by 2030, and is anticipated to identify potential replacement resources for PNM’s current natural gas generation capacity as well as PNM’s ownership interest in Four Corners. In May 2026, PNM filed its 2029-2032 Resource Portfolio Application with the NMPRC, requesting 1,650 MW of new energy resources and its abandonment and exit of its ownership interest in Four Corners in 2031. See Note 12.

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

Delivering Long-Term Earnings Growth

TXNM’s financial objective to deliver long-term earnings growth, enables investors to realize the value of their investment in the Company’s business. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. TXNM uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.

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

Economic Factors

TNMP – In the three and six months ended June 30, 2026, TNMP experienced an increase in volumetric weather normalized retail load of 4.3% and 1.4% compared to 2025. Weather normalized demand-based load, excluding retail transmission consumers, increased 5.8% and 4.5% in the three and six months ended June 30, 2026, compared to 2025. Data center load, including distribution and transmission, has decreased 24.6% and 21.4% in the three and six months ended June 30, 2026 compared to 2025.

PNM – In the three and six months ended June 30, 2026, PNM experienced an increase of 1.3% and a decrease of 0.8% in weather normalized residential load compared to 2025. Weather normalized commercial load increased 1.5% and decreased 0.7% in the three and six months ended June 30, 2026 compared to 2025. Industrial load increased 5.5% and 4.5% in the three and six months ended June 30, 2026 compared to 2025.

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

Results of Operations

Net earnings attributable to TXNM were $75.0 million, or $0.67 per diluted share, in the six months ended June 30, 2026, compared to $30.5 million, or $0.32 per diluted share, in 2025. Among other things, earnings in the six months ended June 30, 2026, benefited from higher transmission and distribution rates at TNMP, impacts of revenues recorded under HB 5247 at TNMP, increased revenue at PNM approved in the 2025 Rate Change, and higher transmission margin at PNM. These increases were partially offset by higher operating expenses at PNM and TNMP, increased depreciation, property taxes, and interest expense at PNM and TNMP due to increased plant in service, capacity arrangements at PNM, milder weather at PNM and TNMP, and decreased performance of investment securities in the NDT and coal mine reclamation trusts at PNM. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

As of June 30, 2026, TXNM, PNM, and TNMP had revolving credit facilities with capacities of $300.0 million, $440.0 million, and $300.0 million. Total availability for TXNM on a consolidated basis was $512.9 million at July 24, 2026. The Company utilizes the revolving credit facilities and notes outstanding under the commercial paper program that are backed by the revolving credit facilities, except the PNM New Mexico Credit Facility, and cash flows from operations to provide funds for both construction and operational expenditures. TXNM also has intercompany loan agreements with each of its subsidiaries.

TXNM projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $11.1 billion for 2026 - 2030, including amounts expended through June 30, 2026. These construction expenditures may change due to incremental expenditures for new customer growth and other transmission and renewable energy expansion. TNMP’s investments support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives include investments in generation, transmission, and distribution infrastructure to deliver clean energy, support customer growth, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Plan and TNMP’s SRP.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics, and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of outstanding financing arrangements is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K and details for current financing activity is contained in Note 9.

After considering the effects of these financings and the Company’s short-term liquidity position as of July 24, 2026, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $751.8 million through July 2027. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity, including those provided for under the Merger Agreement, in order to fund its capital requirements during the 2026-2030 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of June 30, 2026 and July 24, 2026, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to TXNM is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(In millions, except per share amounts)
Net earnings attributable to TXNM	$71.3	$21.6	$49.7	$75.0	$30.5	$44.5
Average diluted common and common equivalent shares	111.2	96.2	15.0	112.1	94.6	17.5
Net earnings attributable to TXNM per diluted share	$0.64	$0.22	$0.42	$0.67	$0.32	$0.35

The components of the change in net earnings attributable to TXNM are:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
	(In millions)
TNMP	$18.9	$27.3
PNM	21.4	4.6
Corporate and Other	9.4	12.6
Net change	$49.7	$44.5

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(In millions)

Gross margin	$93.9	$75.1	$18.8	$178.9	$141.4	$37.5
Transmission and distribution costs	10.0	10.7	(0.7)	17.9	20.4	(2.5)
Depreciation and amortization	39.6	34.9	4.7	78.1	70.1	8.0
Utility margin	$143.5	$120.8	$22.7	$275.0	$231.9	$43.1

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(In millions)
Electric operating revenues	$187.4	$164.0	$23.4	$362.4	$313.5	$48.9
Cost of energy	44.0	43.3	0.7	87.4	81.5	5.9
Utility margin	143.5	120.8	22.7	275.0	231.9	43.1
Operating expenses	36.3	37.1	(0.8)	72.7	70.4	2.3
Depreciation and amortization	39.6	34.9	4.7	78.1	70.1	8.0
Operating income	67.6	48.7	18.9	124.2	91.4	32.8
Other income	4.4	1.7	2.7	7.6	4.1	3.5
Interest charges	(22.0)	(23.9)	1.9	(43.4)	(41.3)	(2.1)
Segment earnings before income taxes	50.0	26.4	23.6	88.4	54.3	34.1
Income (taxes)	(10.0)	(5.5)	(4.5)	(17.8)	(11.0)	(6.8)
Segment earnings	$39.9	$21.0	$18.9	$70.6	$43.3	$27.3
The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2026	2025	Change	2026	2025	Change
Volumetric load (1) (GWh)
Residential	837.1	837.0	—%	1,490.8	1,546.2	(3.6)%
Commercial and other	12.5	11.5	8.7	24.8	23.6	5.1
Total volumetric load	849.6	848.5	0.1%	1,515.6	1,569.8	(3.5)%
Demand-based load (2) (MW)	8,872.2	9,435.8	(6.0)%	17,897.5	18,831.6	(5.0)%
Average retail consumers (thousands) (3)	285.5	281.4	1.5%	285.0	280.9	1.5%

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

Operating Results – Three Months Ended June 30, 2026, compared to 2025

The following table summarizes the significant changes to gross margin:

Three Months Ended June 30, 2026
Change
Gross margin:	(In millions)

Utility margin (see below)	$22.7
Depreciation and amortization (see below)	(4.7)
Lower vegetation management and outside services expense, partially offset by higher employee related expense, excluding administrative costs	0.7
Other	0.1
Net Change	$18.8

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2026
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increase in September 2025 and a decrease in ERCOT approved demand in May 2025	$4.2
Distribution rate relief – Distribution cost of service rate increases in June 2025 and December 2025	6.0
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 4.3%; the average number of volumetric consumers increased 1.5%	1.2
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 5.8%	1.8
Weather – Milder weather in the second quarter of 2026	(1.1)
Rate relief - Increase in revenue due to interim base rates pending final order Note 12	1.6
Impacts of revenues recorded under HB 5247 Note 12	10.9
Decrease in deferral of excess deferred income tax benefits refunded through base rates	(0.3)
Rate Riders and other – Includes transmission cost recovery factor and energy efficiency rider which are partially offset in operating expenses	(1.6)
Net Change	$22.7

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2026
Change
Operating expenses:	(In millions)

Lower employee related, outside services and vegetation management expense	$(2.4)
Lower capitalization of administrative and general expenses due to lower construction expenditures	0.8
Higher allocated depreciation and amortization expense from Corporate and Other	0.3
Higher property tax due to increased utility plant in service	1.0
Other	(0.5)
Net Change	$(0.8)

Depreciation and amortization:

Increased utility plant in service	$4.5
Other	0.2
Net Change	$4.7

Other income (deductions):

Higher CIAC	$0.8
Higher equity AFUDC	1.0
Interest on Texas Sales and Use Tax refund	0.2
Other	0.7
Net Change	$2.7

Three Months Ended June 30, 2026
Change
Interest charges:	(In millions)

TNMP Merger Backstop Term Loan in June 2025 (Note 9)	$1.3
Loss on reacquired debt in June 2025	5.3
Interest on FMBs	(5.4)
Lower interest on short-term borrowings	0.8
Lower debt AFUDC	(0.4)
Lower interest on transmission interconnection and security deposit arrangements	0.2
Other	0.1
Net Change	$1.9

Income (taxes) benefits:

Higher segment earnings before income taxes	$(4.9)
Higher amortization of excess deferred income taxes	0.2
Other	0.2
Net Change	$(4.5)

Operating Results – Six Months Ended June 30, 2026 compared to 2025

The following table summarizes the significant changes to gross margin:

Six Months Ended June 30, 2026
Change
Gross margin:	(In millions)

Utility margin (see below)	$43.1
Depreciation and amortization (see below)	(8.0)
Lower vegetation management and outside services expense, partially offset by higher employee related expense, excluding administrative costs	2.4
Net Change	$37.5

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2026
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2025 and September 2025, and a decrease in ERCOT approved demand in May 2025	$9.5
Distribution rate relief – Distribution cost of service rate increases in June 2025 and December 2025	11.2
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 1.4%; the number of volumetric consumers increased 1.5%	1.3
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 4.5%	2.0
Weather – Milder weather in 2026	(2.4)
Rate relief - Increase in revenue due to interim base rates pending final order Note 12	1.6
Impacts of revenues recorded under HB 5247 Note 12	19.2
Increase in deferral of excess deferred income tax benefits refunded through base rates	1.1
Rate Riders and other – Includes transmission cost recovery factor and energy efficiency rider which are partially offset in operating expenses	(0.4)
Net Change	$43.1

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2026
Change
Operating expenses:	(In millions)

Lower employee related, outside services and vegetation management expense	$(4.3)
Higher property taxes due to increased utility plant in service	2.4
Lower capitalization of administrative and general expenses due to lower construction expenditures	4.2
Higher allocated depreciation and amortization expense from Corporate and Other	0.7
Lower insurance premiums	(0.4)
Other	(0.3)
Net Change	$2.3

Depreciation and amortization:

Increased utility plant in service	$7.8
Other	0.2
Net Change	$8.0

Other income (deductions):

Lower CIAC	$(0.6)
Higher equity AFUDC	3.0
Interest on Texas Sales and Use Tax refund	0.2
Other	0.9
Net Change	$3.5

Interest charges:

TNMP Merger Backstop Term Loan in June 2025 (Note 9)	$1.3
Loss on reacquired debt in June 2025	5.3
Interest on FMBs	(10.9)
Lower interest on short-term borrowings	2.5
Lower debt AFUDC	(1.2)
Lower interest on transmission interconnection and security deposit arrangements	0.6
Other	0.3
Net Change	$(2.1)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(7.2)
Higher amortization of excess deferred federal income taxes	0.2
Other	0.2
Net Change	$(6.8)
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
Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(In millions)

Gross margin	$134.9	$111.4	$23.5	$235.4	$213.7	$21.7
Energy production costs	25.3	26.1	(0.8)	49.7	50.6	(0.9)
Transmission and distribution costs	15.4	15.8	(0.4)	33.3	31.6	1.7
Depreciation and amortization	65.3	60.8	4.5	129.4	120.6	8.8
Utility margin	$240.9	$214.0	$26.9	$447.9	$416.5	$31.4

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(In millions)
Electric operating revenues	$361.1	$338.4	$22.7	$691.1	$671.8	$19.3
Cost of energy	120.2	124.3	(4.1)	243.2	255.3	(12.1)
Utility margin	240.9	214.0	26.9	447.9	416.5	31.4
Operating expenses	116.6	116.6	—	237.3	227.9	9.4
Depreciation and amortization	65.3	60.8	4.5	129.4	120.6	8.8
Operating income	59.0	36.6	22.4	81.1	68.0	13.1
Other income (deductions)	29.5	26.5	3.0	26.2	29.8	(3.6)
Interest charges	(32.3)	(32.0)	(0.3)	(65.4)	(61.8)	(3.6)
Segment earnings before income taxes	56.1	31.2	24.9	41.9	36.0	5.9
Income (taxes) benefit	(6.2)	(2.4)	(3.8)	(3.7)	(2.4)	(1.3)
Valencia non-controlling interest	(4.0)	(4.3)	0.3	(8.1)	(8.0)	(0.1)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings (losses)	$45.8	$24.4	$21.4	$29.9	$25.3	$4.6

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2026	2025	Change	2026	2025	Change
	(Gigawatt hours, except customers)
Residential	784.1	772.1	1.6%	1,508.6	1,544.8	(2.3)%
Commercial	919.8	899.6	2.2	1,742.5	1,752.6	(0.6)
Industrial (1)	713.6	599.2	19.1	1,377.1	1,183.7	16.3
Public authority	52.8	56.4	(6.4)	94.2	104.2	(9.6)
Economy energy service (2)	93.8	99.1	(5.3)	180.3	248.8	(27.5)
Other sales for resale (3)	1,169.9	1,111.7	5.2	2,289.9	2,008.8	14.0
	3,734.0	3,538.1	5.5%	7,192.6	6,842.9	5.1%
Average retail customers (thousands)	559.9	556.3	0.6%	559.6	555.9	0.7%
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

Operating Results – Three Months Ended June 30, 2026, compared to 2025

The following table summarizes the significant changes to gross margin:

Three Months Ended June 30, 2026
Change
Gross margin:	(In millions)

Utility margin (see below)	$26.9
Depreciation and amortization (see below)	(4.5)
Lower plant maintenance costs at gas fired plants, partially offset by higher costs at PVNGS and Four Corners	0.1
Lower outside services and employee related expenses, partially offset by higher vegetation management expenses, excluding administrative costs	0.6
Other	0.4
Net Change	$23.5

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2026
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 1.3% for residential customers, 1.5% for commercial customers and 5.5% for industrial customers	$2.7
Weather – Warmer weather in the second quarter of 2026	1.1
Rate relief – Increase in revenue approved in 2025 Rate Request	21.5
Transmission – Increase in revenues primarily due to higher formula rates and volumes, partially offset by lower market prices and higher expenses	7.0
Capacity arrangements – Additional energy storage agreements starting in the fourth quarter of 2025 and the first quarter of 2026 partially offset with a sales agreement in 2026	(5.0)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, grid modernization, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	(0.4)
Net Change	$26.9

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2026
Change
Operating expenses:	(In millions)

Higher costs at PVNGS and Four Corners, partially offset by lower costs at gas fired plants	$0.3
Lower outside services expense, partially offset by higher employee related and vegetation management expense	(0.2)
Higher property taxes associated with increased utility plant in service	0.5
Lower allocated charitable contributions from Corporate and Other related to the 2025 Rate Request	(1.5)
Higher costs associated with rate riders included in utility margin	1.1
Higher allocated depreciation and amortization expense from Corporate and Other	0.5
Other	(0.7)
Net Change	$—

Three Months Ended June 30, 2026
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$3.3
Amortization related to grid modernization costs, offset in utility margin	1.1
Other	0.1
Net Change	$4.5

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$0.9
Lower expenses related to investment securities in the NDT and coal mine reclamation trust, partially offset by lower interest income	0.8
Higher equity AFUDC	1.1
Other	0.2
Net Change	$3.0

Interest charges:

Lower interest on term loans	$1.7
Interest on SUNs	(3.2)
Lower interest on short-term borrowings	0.5
Lower interest on transmission interconnection and security deposit arrangements	0.5
Other	0.2
Net Change	$(0.3)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(6.4)
Higher amortization of federal excess deferred income taxes	2.1
Other	0.5
Net Change	$(3.8)

Operating Results – Six Months Ended June 30, 2026 compared to 2025

The following table summarizes the significant changes to gross margin:

Six Months Ended June 30, 2026
Change
Gross margin:	(In millions)

Utility margin (see below)	$31.4
Depreciation and amortization (see below)	(8.8)
Lower plant maintenance costs at gas fired plants and Four Corners, partially offset by higher costs at PVNGS	0.1
Higher vegetation management expense, partially offset by lower outside services and employee related expenses, excluding administrative costs	(1.2)
Other	0.2
Net Change	$21.7

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2026
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 4.5% for industrial customers and decreased 0.8% for residential customers and 0.7% for commercial customers	$0.1
Weather – Milder weather in 2026	(2.6)
Rate relief – Increase in revenue approved in 2025 Rate Request	34.2
Transmission – Increase in revenues primarily due to higher formula rates and volumes, partially offset by lower market prices and higher expenses	11.2
Capacity arrangements – Additional energy storage agreements starting in the fourth quarter of 2025 and the first quarter of 2026 partially offset with a sales agreement in 2026	(11.4)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, grid modernization, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	(0.1)
Net Change	$31.4

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2026
Change
Operating expenses:	(In millions)

Higher costs at PVNGS partially offset by lower costs at Four Corners and gas fired plants	$0.5
Higher employee related and vegetation management expense	4.7
Higher property taxes associated with increased utility plant in service	3.7
Higher allocated depreciation and amortization expense from Corporate and Other	1.1
Lower allocated charitable contributions from Corporate and Other related to the 2025 Rate Request	(1.5)
Higher costs associated with rate riders included in utility margin	1.3
Other	(0.4)
Net Change	$9.4

Depreciation and amortization:

Increased utility plant in service	$7.4
Amortization related to grid modernization costs, offset in utility margin	1.1
Other	0.3
Net Change	$8.8

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(6.8)
Lower expenses related to investment securities in the NDT and coal mine reclamation trust, partially offset by lower interest income	1.1
Higher equity AFUDC	2.4
Other	(0.3)
Net Change	$(3.6)

Six Months Ended June 30, 2026
Change
Interest charges:	(In millions)

Lower interest on term loans	$2.8
Interest on SUNs	(9.4)
Lower interest on short-term borrowings	1.8
Lower interest on transmission interconnection and security deposit arrangements	1.2
Net Change	$(3.6)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(1.5)
Other	0.2
Net Change	$(1.3)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(6.5)	3.1	(9.6)	(14.4)	(4.2)	(10.2)
Depreciation and amortization	9.7	9.5	0.2	19.4	19.1	0.3
Operating (loss)	(3.3)	(12.6)	9.3	(5.0)	(14.8)	9.8
Other income (deductions)	(0.2)	(1.6)	1.4	(0.5)	(1.8)	1.3
Interest charges	(15.0)	(16.1)	1.1	(29.1)	(32.5)	3.4
Segment (loss) before income taxes	(18.4)	(30.3)	11.9	(34.7)	(49.1)	14.4
Income (taxes) benefit	4.0	6.6	(2.6)	9.1	11.0	(1.9)
Segment (loss)	$(14.4)	$(23.8)	$9.4	$(25.5)	$(38.1)	$12.6

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three and six months ended June 30, 2026, includes decreases of $10.6 million and $11.4 million for costs related to the Merger. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended June 30, 2026 compared to 2025
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2026
Change
Other income (deductions):	(In millions)

Lower charitable contributions allocated to PNM	$1.5
Lower income at PNMR Development	(0.1)
Net Change	$1.4

Three Months Ended June 30, 2026
Change
Interest charges:	(In millions)

Lower interest on short-term borrowings	$0.7
Lower interest on term loans	6.4
Issuance of $350.0 million Jr. Subordinated Notes in December 2025	(6.1)
Other	0.1
Net Change	$1.1

Income (taxes) benefits:

Lower segment loss before income taxes	$(3.0)
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	0.4
Net Change	$(2.6)

Operating Results – Six Months Ended June 30, 2026 compared to 2025
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2026
Change
Other income (deductions):	(In millions)

Lower charitable contributions allocated to PNM	$1.5
Lower income at PNMR Development	(0.2)
Net Change	$1.3

Interest charges:

Lower interest on short-term borrowings	$2.3
Lower interest on term loans	13.1
Issuance of $350.0 million Jr. Subordinated Notes in December 2025	(12.3)
Other	0.3
Net Change	$3.4

Income (taxes) benefits:

Lower segment loss before income taxes	$(3.7)
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	1.6
Other	0.2
Net Change	$(1.9)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in TXNM’s cash flows for the six months ended June 30, 2026, compared to June 30, 2025, are summarized as follows:

	Six Months Ended June 30,
	2026	2025	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$223.0	$144.8	$78.2
Investing activities	(581.0)	(611.3)	30.3
Financing activities	353.0	481.9	(128.9)
Net change in cash, cash equivalents, and restricted cash	$(5.0)	$15.4	$(20.4)

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

Cash Flows from Investing Activities

The changes in TXNM’s cash flows used in investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts. Major components of TXNM’s cash inflows and (outflows) from investing activities are shown below:

	Six Months Ended June 30,
	2026	2025	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(126.2)	$(60.5)	$(65.7)
Transmission and distribution	(166.6)	(200.5)	33.9
Grid Modernization Plan	(16.4)	—	(16.4)
Nuclear fuel	(9.1)	(11.7)	2.6
	(318.3)	(272.7)	(45.6)
TNMP:
Transmission	(75.4)	(144.1)	68.7
Distribution	(90.1)	(173.6)	83.5
SRP	(51.0)	—	(51.0)
	(216.5)	(317.7)	101.2
Corporate and Other:
Computer hardware, software, general services, and other	(42.8)	(18.4)	(24.4)
	(577.6)	(608.8)	31.2

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$329.7	$198.7	$131.0
Purchases of investment securities	(333.2)	(201.2)	(132.0)
Other, net	0.1	—	0.1
	(3.4)	(2.5)	(0.9)
Net cash flows used in investing activities	$(581.0)	$(611.3)	$30.3

Cash Flows from Financing Activities

The changes in TXNM’s cash flows from financing activities include:

•Short-term borrowings increased $301.6 million in 2026 compared to an decrease of $263.6 million in 2025, resulting in a net increase in cash flows from financing activities of $565.2 million
•In 2026, TXNM sold 2,123,544 shares of TXNM common stock under the TXNM 2026 ATM Program aggregating $123.7 million and used the proceeds to make cash equity contributions to PNM and for other corporate purposes

Financing Activities

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

Pursuant to the TXNM 2026 ATM Program, TXNM sold an aggregate of 2,123,544 shares of TXNM common stock under the Distribution Agreement for net cash proceeds of $123.7 million. TXNM used the proceeds to pay cash equity contributions to PNM and for other corporate purposes. See Note 9.

On May 1, 2026, TXNM, PNM, and TNMP each established Programs pursuant to which they may issue, from time to time, Notes under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Programs may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Programs at any time not to exceed $300.0 million for TXNM, $400.0 million for PNM, and $300.0 million for TNMP. The Notes will have maturities of up to 364 days from the date of issue and net proceeds will be used for general corporate purposes. Each of TXNM, PNM and TNMP have agreed to maintain, at all times, unused available borrowing capacity under their respective revolving credit agreements (except for the PNM New Mexico Credit Agreement) in an amount at least equal to the amount of Notes outstanding at any time. Notes outstanding under the Programs as of June 30, 2026 are $44.1 million for TXNM, zero for PNM, and $15.0 million for TNMP.

On July 17, 2026, TXNM entered into the TXNM 2026 Delayed-Draw Term Loan between TXNM and Wells Fargo Bank, National Association, as administrative agent. Draws on the TXNM 2026 Delayed-Draw Term Loan bear interest at a variable rate, and mature on January 17, 2029. TXNM drew the full amount available under the TXNM 2026 Delayed-Draw Term Loan on July 22, 2026, and used such amount to fully repay the $400.0 million previously received under the May 2025 Stock Purchase Agreement in connection with unwinding the transaction as a result of the NMPRC’s Final Order issued in the show cause matter (Note 12).

On July 21, 2026, PNM entered into the PNM 2026 Term Loan, among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2026 Term Loan to repay borrowings under the PNM 2025 Term Loan which matured on July 21, 2026.

Capital Requirements

TXNM’s total capital requirements consist of construction expenditures and cash dividend requirements for TXNM common stock and PNM preferred stock.

Key activities in TXNM’s current construction program include:

•Investing in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2026, are:

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

During the six months ended June 30, 2026, TXNM met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $3.7 million and $3.8 million in scheduled principal payments due for the ETBC I Securitized Bonds in August 2026 and February 2027. PNM also has $100.3 million of 0.875% PCRBs outstanding with a mandatory tender date of October 1, 2026, and $120.0 million under the PNM November 2025 Term Loan due in May 2027. See Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K and Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
TXNM’s liquidity arrangements include the $300.0 million TXNM Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $300.0 million TNMP Revolving Credit Facility. Each of these facilities matures on March 29, 2030, and contains a one-year extension option that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. On December 19, 2025, when the first extension options were exercised, one lender in each of the revolving credit facilities failed to agree to the extension. As a result, effective March 30, 2029, the TXNM Revolving Credit Facility capacity will adjust to $265.4 million, the PNM Revolving Credit Facility capacity will adjust to $354.1 million, and the TNMP Revolving Credit Facility capacity will adjust to $277.0 million. PNM also has the $40.0 million PNM New Mexico Credit Facility that matures on May 31, 2030. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company may also issue Notes under the Commercial Paper Programs, further reducing the available capacity under each facility, except the PNM New Mexico Credit Facility. The Company utilizes these credit facilities, Notes, and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company may utilize Notes issued under its Commercial Paper Programs and relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically issue equity or long-term debt and use the proceeds to reduce the borrowings under the credit facilities or refinance other debt.

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$60.0	$175.0	$60.0	$209.0
PNM New Mexico Credit Facility	40.0	40.0	40.0	40.0
Commercial Paper Notes	—	124.0	—	124.0
TNMP:
TNMP Revolving Credit Facility	—	95.9	—	95.9
Commercial Paper Notes	—	114.3	—	114.3
TXNM:
TXNM Revolving Credit Facility	19.0	115.4	—	115.4
Commercial Paper Notes	—	113.5	—	113.5

At June 30, 2026, the weighted average interest rates on borrowings outstanding were 4.90% for the PNM Revolving Credit Facility, 5.00% for the PNM New Mexico Credit Facility, 4.52% for the TNMP Revolving Credit Facility, 4.10% for the TNMP Commercial Paper Notes, 5.15% for the TXNM Revolving Credit Facility, and 4.19% for the TXNM Commercial Paper Notes. There were no Notes outstanding under the PNM Commercial Paper Programs as of June 30, 2026.

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

As of July 24, 2026, ratings on the Company’s securities were as follows:

	TXNM	PNM	TNMP
S&P
Issuer rating	BBB	BBB	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB-	BBB	*
Junior subordinated debt	BB+	*	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	Baa1
Senior secured debt	*	*	A2
Senior unsecured debt	Baa3	Baa2	*
Junior subordinated debt	Ba1	*	*
* Not applicable

In its May 2025 credit opinion, S&P commented that it views the proposed Merger as credit supportive. S&P commented on the Final Order in the show cause proceeding in a July 2026 research report indicating that the resulting delay in the closing of the proposed Merger is a negative development but it does not immediately impact its ratings, as the impact on credit measures is viewed as temporary. In its June 2025 credit opinion, Moody’s commented that the announced terms of the proposed Merger are not expected to adversely affect the ratings or outlooks of TXNM or its two utility subsidiaries. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of July 24, 2026, is as follows:

	PNM	TNMP	TXNM Separate	TXNM
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$300.0	$300.0	$1,000.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	300.0	300.0	1,040.0

Amounts outstanding as of July 24, 2026:
Commercial Paper Program	—	—	—	—
Revolving Credit Facility	180.0	107.0	197.0	484.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	220.0	107.0	200.1	527.1

Remaining availability as of July 24, 2026	$220.0	$193.0	$99.9	$512.9
Invested cash as of July 24, 2026	$—	$4.3	$1.5	$5.8

In addition to the above, TXNM has $20.2 million of letters of credit issued. The above table excludes intercompany debt. As of July 24, 2026, PNM and TNMP had $46.3 million and $0 in borrowings from TXNM under their respective intercompany loan agreements. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

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

Capital Structure

The capitalization tables below include the current maturities of long-term debt but does not include short-term debt or lease obligations as debt.

	June 30, 2026	December 31, 2025
TXNM
TXNM common equity	39.6%	38.5%
Preferred stock of subsidiary	0.1	0.2
Long-term debt [1]	60.3	61.3
Total capitalization	100.0%	100.0%
PNM
PNM common equity	46.9%	45.5%
Preferred stock	0.2	0.2
Long-term debt	52.9	54.3
Total capitalization	100.0%	100.0%
TNMP
Common equity	52.0%	51.0%
Long-term debt	48.0	49.0
Total capitalization	100.0%	100.0%
1 TXNM’s long-term debt includes Convertible Notes, which receive 50% equity credit from ratings organizations.

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

As of June 30, 2026, approximately 25% of PNM’s generating capacity, including resources owned, leased, or under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

PNM has several programs underway to reduce or offset GHG emissions from its generation resource portfolio, thereby reducing its exposure to climate change regulation. The shutdown of SJGS resulted in a reduction of GHG emissions for the entire station allowing PNM to attain GHG emissions reductions goals set forth by the ETA, discussed below.
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of June 30, 2026, have a total net generation capacity of 3,409 MW. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resource plans have a generation capacity of 1,318 MW. This includes approximately 280 MW of capacity under the Community Solar Act which will provide customers an additional option of accessing solar energy. PNM will continue to seek approval to procure renewable resources as needed to meet forecasted peak load requirements to serve its customers and New Mexico’s RPS and carbon-free resource requirements, while balancing the impact to customers’ electricity costs.

PNM also has a customer distributed solar generation program that represented 387.4 MW at June 30, 2026. PNM’s distributed solar programs will generate an estimated 774.8 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs were an estimated 9,008 GWh of electricity through 2025. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 12,900 GWh of electricity savings, which will avoid approximately 220,000 tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

As of June 30, 2026, there have been no significant changes with regard to the critical accounting policies disclosed in TXNM’s, PNM’s, and TNMP’s 2025 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

Commodity Risk

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed

Consolidated Balance Sheets. During the six months ended June 30, 2026, and the year ended December 31, 2025, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts that met the definition of a derivative were recorded at fair value on the Condensed Consolidated Balance Sheets. In the six months ended June 30, 2026 and 2025, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and zero and $3.2 million of fair value losses have been recorded as a regulatory asset.

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

Schedule of Credit Risk Exposure
June 30, 2026
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,895	2	$1,894
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	1,029	—	—
Non-investment grade	—	—	—
Total	$4,924		$1,894

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.
(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At June 30, 2026, TXNM held no cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2026, was $1.3 million. Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP’s long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. TXNM’s debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity and hedging arrangements and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities, commercial paper notes, and term loans are based on SOFR.

At July 24, 2026, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
TXNM Revolving Credit Facility	5.17%	$200,100	$300,000
PNM Revolving Credit Facility	4.93	180,000	400,000
PNM New Mexico Credit Facility	5.01	40,000	40,000
TNMP Revolving Credit Facility	4.55	107,000	300,000
		$527,100	$1,040,000
Long-term Debt:
TXNM 2026 Term Loan	5.02%	400,000
PNM 2026 Term Loan	4.57	195,000
PNM November 2025 Term Loan	4.58	120,000
		$715,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $513.6 million at June 30, 2026, of which 7.9% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2026, the decrease in the fair value of the fixed-rate securities would be 0.36%, or $0.2 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2026. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 85% of the securities held by the trusts as of June 30, 2026. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $43.7 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II. OTHER INFORMATION

None

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for TXNM, PNM, and TNMP, incorporated in this item by reference.
Note 11

•TXNM – Merger Related Litigation

Note 12

•TXNM – Merger Related Regulatory Applications
•PNM – Integrated Resource Plans
•PNM – Grid Modernization Plan
•PNM - Transportation Electrification Program
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in TXNM’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2025.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1	TXNM
Agreement and Plan of Merger, dated as of May 18, 2025, by and among TXNM Energy, Inc., Troy ParentCo LLC and Troy Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to TXNM’s Current Report on Form 8-K filed May 19, 2025)

2.2	TXNM
Waiver, dated as of July 17, 2026, by and among TXNM Energy, Inc., Troy ParentCo LLC, and Troy Merger Sub Inc. (incorporated by reference to Exhibit 10.1 to TXNM’s Current Report on Form 8-K filed July 20, 2026)

2.3	TXNM
Letter Agreement, dated as of July 17, 2026, by and among TXNM Energy, Inc., Troy ParentCo LLC, Troy Merger Sub Inc., and Troy TopCo LP (incorporated by reference to Exhibit 10.2 to TXNM’s Current Report on Form 8-K filed July 20, 2026)

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
Term Loan Agreement, dated July 17, 2026, by and among TXNM Energy, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to TXNM’s Current Report on Form 8-K filed July 20, 2026)

10.2	PNM
Term Loan Agreement, dated July 21, 2026, among Public Service Company of New Mexico, the lender parties thereto and Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to PNM’s Current Report on Form 8-K filed July 21, 2026)

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

TXNM ENERGY, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	July 31, 2026	/s/ Gerald R. Bischoff
Gerald R. Bischoff
Vice President and Corporate Controller
(Officer duly authorized to sign this report)