Form 10-Q
period 2026-09-30
TXNM ENERGY INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2026-10-30
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 23, 2026, 110,125,757 shares of common stock, no par value per share, of TXNM were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of October 23, 2026, was 39,117,799 all held by TXNM (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of October 23, 2026, was 6,358 all held indirectly by TXNM (and none held by non-affiliates).

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022, using a calendar year 2024 future test year
2025 Rate Request	PNM’s request for a general increase in electric rates filed with the NMPRC on June 14, 2024, using a future test year beginning July 1, 2025
2028 Resource Application	PNM’s November 22, 2024, application with the NMPRC for approval of resources to be available for the 2028 summer peak
ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
ATM	At-the-market offering/program
Blackstone Infrastructure	Blackstone Infrastructure Partners L.P.
Board	Board of Directors of TXNM
CAA	Clean Air Act
CAISO	California Independent System Operator
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCRMU	Coal Combustion Residual Management Unit
CCS	Carbon Capture and Storage/Sequestration
CI	Carbon Intensity
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
Community Solar Act	Senate Bill 84 effective June 18, 2021
Convertible Notes	TXNM’s $549.8 million junior subordinated convertible notes issued on June 10, 2024, and June 21, 2024
CTFP	New Mexico’s Clean Transportation Fuel Program administered by NMED
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
EDAM	Extended Day Ahead Market
EEI	Edison Electric Institute, an association representing all U.S. investor-owned electric companies
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
Energy Transition Charge(s)	Rate rider established to collect non-bypassable customer charges for repayment of the ETBC I Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA(s)	Energy Storage Agreement(s)
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
ETBC I Securitized Bonds	On November 15, 2023, ETBC I issued $343.2 million aggregate principal amount of its senior secured energy transition bonds, Series A in two tranches
EUEA	The New Mexico Efficient Use of Energy Act
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FMB	First Mortgage Bond
Four Corners	Four Corners Power Plant
Four Corners CSA	Four Corners’ coal supply agreement with NTEC

FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
Grid Modernization Plan	PNM’s NMPRC approved plan for grid modernization that includes investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
HSR	Hart-Scott-Rodino Antitrust Improvements Act
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of TXNM pursuant to the Merger Agreement, with TXNM surviving as a direct, wholly-owned subsidiary of Parent (an affiliate of Blackstone Infrastructure Partners L.P.)
Merger Agreement	The Agreement and Plan of Merger, dated May 18, 2025, by and among TXNM, Parent, and Merger Sub
Merger Sub	Troy Merger Sub Inc., a New Mexico corporation, direct subsidiary of Parent and affiliate of Blackstone Infrastructure Partners L.P., which will merge with and into TXNM at the Effective Time of the Merger
Meta	Meta Platforms, Inc., formerly known as Facebook Inc.
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trusts for PVNGS
NM	New Mexico
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OBBBA	One Big Beautiful Bill Act of 2025
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Parent	Troy ParentCo LLC, a Delaware limited liability company and an affiliate of Blackstone Infrastructure Partners L.P.
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PEP	Performance Equity Plan
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2021 Fixed Rate PCRBs	PNM’s $100.3 million 0.875% PCRBs subject to mandatory tender on October 1, 2026
PNM 2025 Term Loan	PNM’s $195.0 million unsecured term loan issued January 21, 2025 and matured on July 21, 2026
PNM 2026 Term Loan	PNM’s $195.0 million unsecured term loan issued July 21, 2026
PNM 2026 PCRBs	PNM’s $100.3 million 4.125% PCRBs subject to mandatory tender on October 1, 2030
PNM April 2025 Note Purchase Agreement	PNM’s agreement for sale of PNM’s April 2025 SUNs
PNM April 2025 SUNs	PNM’s $300.0 million Senior Unsecured Notes issued on April 23, 2025

PNM August 2026 Note Purchase Agreement	PNM’s agreement for sale of PNM August 2026 SUNs
PNM August 2026 SUNs	PNM’s $200.0 million Senior Unsecured Notes issued on August 19, 2026
PNM Commercial Paper Program	PNM’s commercial paper program from which it may issue from time to time short-term, unsecured commercial paper notes not to exceed $400.0 million
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM November 2025 Term Loan	PNM’s $120.0 million unsecured term loan issued November 10, 2025
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of TXNM
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
REP(s)	Retail Electricity Provider
RFP	Request for Proposal
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	TNMP’s System Resiliency Plan
SUNs	Senior Unsecured Notes
TCJA	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP August 2026 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP August 2026 Bond Purchase Agreement
TNMP August 2026 Bond Purchase Agreement	TNMP’s agreement for sale of an aggregate $150.0 Million of TNMP August 2026 Bonds
TNMP Base Rate Review	TNMP’s general rate proceeding filed with the PUCT on November 14, 2025
TNMP Commercial Paper Program	TNMP’s commercial paper program from which it may issue from time to time short-term, unsecured commercial paper notes not to exceed $300.0 million
TNMP February 2025 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP February 2025 Bond Purchase Agreement
TNMP February 2025 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $140.0 Million of TNMP February 2025 Bonds
TNMP Revolving Credit Facility	TNMP’s $300.0 million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
TXNM	TXNM Energy, Inc. formerly known as PNM Resources, Inc. (“PNMR”)
TXNM 2025 Junior Subs	TXNM’s $350.0 million 7.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056
TXNM 2026 ATM Program	TXNM’s distribution agreement pursuant to which the Company issued and sold up to an aggregate of $125.0 million of TXNM common stock, no par value, through the sales agents

TXNM Commercial Paper Program	TXNM’s commercial paper program from which it may issue from time to time short-term, unsecured commercial paper notes not to exceed $300.0 million
TXNM Revolving Credit Facility	TXNM’s $300.0 million Unsecured Revolving Credit Facility
U.S.	The United States of America
U.S. Supreme Court	United States Supreme Court
UTM	Unified Tracker Mechanism
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
Western Spirit Line	An approximately 150-mile 345-kV transmission line
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WSJ LLC	Westmoreland San Juan Mining, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of San Juan Coal Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Electric Operating Revenues	$733,290	$647,162	$1,786,826	$1,632,374
Operating Expenses:
Cost of energy	198,506	195,042	529,137	531,846
Administrative and general	68,871	68,445	200,652	205,205
Energy production costs	23,255	21,172	72,998	71,799
Regulatory disallowances	—	(731)	—	(731)
Depreciation and amortization	112,346	105,012	339,300	314,798
Transmission and distribution costs	28,226	27,167	79,490	79,133
Taxes other than income taxes	30,998	28,185	93,848	82,864
Total operating expenses	462,202	444,292	1,315,425	1,284,914
Operating income	271,088	202,870	471,401	347,460
Other Income and Deductions:
Interest income	6,114	6,496	13,860	14,615
Gains (losses) on investment securities	(9,890)	11,376	5,580	33,691
Other income	9,269	7,688	24,237	18,121
Other (deductions)	(5,145)	(3,028)	(10,042)	(11,767)
Net other income and deductions	348	22,532	33,635	54,660
Interest Charges	76,059	70,149	213,997	205,713
Earnings before Income Taxes	195,377	155,253	291,039	196,407
Income Taxes	27,376	18,949	39,643	21,293
Net Earnings	168,001	136,304	251,396	175,114
(Earnings) Attributable to Valencia Non-controlling Interest	(4,440)	(5,462)	(12,570)	(13,509)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to TXNM	$163,429	$130,710	$238,430	$161,209
Net Earnings Attributable to TXNM per Common Share:
Basic	$1.55	$1.22	$2.19	$1.63
Diluted	$1.50	$1.22	$2.15	$1.63
Dividends Declared per Common Share	$0.4225	$0.4075	$1.2675	$1.2225

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net Earnings	$168,001	$136,304	$251,396	$175,114
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) of $(7), $(36), $(24), and $(164)	21	105	71	481
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $28, $69, $93, and $155	(82)	(204)	(273)	(456)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(16), $(349), $(383), and $(1,047)	46	1,025	1,124	3,076
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $0, $(242), $0, and $391	—	713	—	(1,147)
Reclassification adjustment for amortization of losses recognized in net earnings, net of income tax (expense) benefit of $(12), $0, $(36), and $0	35	—	105	—
Total Other Comprehensive Income	20	1,639	1,027	1,954
Comprehensive Income	168,021	137,943	252,423	177,068
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,440)	(5,462)	(12,570)	(13,509)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to TXNM	$163,449	$132,349	$239,457	$163,163

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$251,396	$175,114
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	379,835	361,095
Deferred income tax expense	37,342	19,901
Losses on investment securities	(5,580)	(33,691)
Stock based compensation expense	5,732	6,676
Regulatory disallowances	—	(731)
Allowance for equity funds used during construction	(17,284)	(11,319)
Other, net	2,863	2,735
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(94,175)	(76,923)
Materials, supplies, and fuel stock	(20,100)	(6,125)
Other current assets	(76,017)	(13,584)
Other assets	(61,557)	(27,568)
Accounts payable	(7,402)	3,007
Accrued interest and taxes	32,078	28,770
Other current liabilities	24,906	(2,620)
Other liabilities	496	2,053
Net cash flows from operating activities	452,533	426,790

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(903,010)	(886,111)
Proceeds from sales of investment securities	424,925	440,720
Purchases of investment securities	(430,093)	(445,054)
Other, net	111	(75)
Net cash flows used in investing activities	(908,067)	(890,520)

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings	$2,912,050	$1,910,600
Repayments of short-term borrowings	(2,857,450)	(2,206,100)
Long-term borrowings	945,000	3,153,600
Repayment of long-term debt	(602,303)	(2,990,507)
Issuance of common stock	518,687	842,891
Cancelled common stock previously issued	(400,000)	—
Awards of common stock	(6,469)	(8,433)
Dividends paid	(136,726)	(118,855)
Return of dividends previously paid (Note 12)	13,280	—
Valencia’s transactions with its owner	(8,441)	(15,102)
Transmission interconnection and security deposit arrangements	152,889	33,936
Refunds paid under transmission interconnection and security deposit arrangements	(65,021)	(102,811)
Debt issuance costs and other, net	(7,234)	(17,590)
Net cash flows from financing activities	458,262	481,629

Change in Cash, Cash Equivalents, and Restricted Cash	2,728	17,899
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	31,953	22,085
Cash, Cash Equivalents, and Restricted Cash at End of Period	$34,681	$39,984

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$13,697	$17,587
At end of period	$5,951	$7,918

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$189,934	$161,677
Income taxes paid, net	$2,048	$2,350

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$43,844	$53,059

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$28,730	$18,256
Accounts receivable, net of allowance for credit losses of $1,616 and $1,394	219,248	151,804
Unbilled revenues	90,961	68,214
Other receivables	60,237	53,875
Materials, supplies, and fuel stock	201,416	181,316
Regulatory assets	109,835	41,785
Prepaid assets	35,487	28,946
Income taxes receivable	8,072	8,322
Other current assets	5,505	12,144
Total current assets	759,491	564,662
Other Property and Investments:
Investment securities	500,225	505,655
Other investments	191	302
Non-utility property, net	43,745	40,729
Total other property and investments	544,161	546,686
Utility Plant:
Plant in service and plant held for future use	12,071,216	11,592,121
Less accumulated depreciation and amortization	3,199,975	3,010,588
	8,871,241	8,581,533
Construction work in progress	938,624	653,206
Nuclear fuel, net of accumulated amortization of $29,647 and $27,953	75,642	76,696
Net utility plant	9,885,507	9,311,435
Deferred Charges and Other Assets:
Regulatory assets	928,553	939,249
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	46,123	108,517
Other deferred charges	381,978	310,439
Total deferred charges and other assets	1,634,951	1,636,502
	$12,824,110	$12,059,285

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$236,000	$181,400
Current installments of long-term debt (includes $7,721 and $7,303 related to ETBC I)	127,721	302,538
Accounts payable	191,816	243,062
Customer deposits	7,149	6,893
Accrued interest and taxes	155,842	124,014
Regulatory liabilities	12,993	11,022
Operating lease liabilities	7,324	8,969
Dividends declared	46,660	46,151
Transmission interconnection arrangement liabilities	9,445	15,878
Other current liabilities	146,471	77,610
Total current liabilities	941,421	1,017,537
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $316,892 and $324,531 related to ETBC I)	5,632,794	5,116,026
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,026,848	961,230
Regulatory liabilities	780,321	757,319
Asset retirement obligations	260,545	255,097
Accrued pension liability and postretirement benefit cost	6,408	6,736
Operating lease liabilities	34,572	96,735
Other deferred credits	443,689	389,070
Total deferred credits and other liabilities	2,552,383	2,466,187
Total liabilities	9,126,598	8,599,750
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
TXNM common stockholders’ equity:
Common stock (no par value; 200,000,000 shares authorized; issued and outstanding 110,125,757 and 108,921,356 shares)	2,681,880	2,563,930
Accumulated other comprehensive income (loss), net of income taxes	(25,789)	(26,816)
Retained earnings	981,775	866,904
Total TXNM common stockholders’ equity	3,637,866	3,404,018
Non-controlling interest in Valencia	48,117	43,988
Total equity	3,685,983	3,448,006
	$12,824,110	$12,059,285

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to TXNM				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total TXNM Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at June 30, 2026	$2,685,140	$(25,809)	$895,131	$3,554,462	$47,946	$3,602,408
Net earnings before subsidiary preferred stock dividends	—	—	163,561	163,561	4,440	168,001
Total other comprehensive income	—	20	—	20	—	20
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(90,065)	(90,065)	—	(90,065)
Return of dividends previously paid (Note 12)	—	—	13,280	13,280	—	13,280
Awards of common stock	(104)	—	—	(104)	—	(104)
Cancelled common stock previously issued	(400,000)	—	—	(400,000)	—	(400,000)
Issuance of common stock	395,390	—	—	395,390	—	395,390
Stock based compensation expense	1,454	—	—	1,454	—	1,454
Valencia’s transactions with its owner	—	—	—	—	(4,269)	(4,269)
Balance at September 30, 2026	$2,681,880	$(25,789)	$981,775	$3,637,866	$48,117	$3,685,983

Balance at December 31, 2025	$2,563,930	$(26,816)	$866,904	$3,404,018	$43,988	$3,448,006
Net earnings before subsidiary preferred stock dividends	—	—	238,826	238,826	12,570	251,396
Total other comprehensive income	—	1,027	—	1,027	—	1,027
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(136,839)	(136,839)	—	(136,839)
Return of dividends previously paid (Note 12)	—	—	13,280	13,280	—	13,280
Awards of common stock	(6,469)	—	—	(6,469)	—	(6,469)
Cancelled common stock previously issued	(400,000)	—	—	(400,000)	—	(400,000)
Issuance of common stock	518,687	—	—	518,687	—	518,687
Stock based compensation expense	5,732	—	—	5,732	—	5,732
Valencia’s transactions with its owner	—	—	—	—	(8,441)	(8,441)
Balance at September 30, 2026	$2,681,880	$(25,789)	$981,775	$3,637,866	$48,117	$3,685,983

Balance at June 30, 2025	$2,366,770	$(75,393)	$879,388	$3,170,765	$46,029	$3,216,794
Net earnings before subsidiary preferred stock dividends	—	—	130,842	130,842	5,462	136,304
Total other comprehensive income (loss)	—	1,639	—	1,639	—	1,639
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(85,884)	(85,884)	—	(85,884)
Awards of common stock	(184)	—	—	(184)	—	(184)
Issuance of common stock	197,582	—	—	197,582	—	197,582
Stock based compensation expense	1,410	—	—	1,410	—	1,410
Valencia’s transactions with its owner	—	—	—	—	(6,184)	(6,184)
Balance at September 30, 2025	$2,565,578	$(73,754)	$924,214	$3,416,038	$45,307	$3,461,345

Balance at December 31, 2024	$1,724,444	$(75,708)	$887,649	$2,536,385	$46,900	$2,583,285
Net earnings before subsidiary preferred stock dividends	—	—	161,605	161,605	13,509	175,114
Total other comprehensive income	—	1,954	—	1,954	—	1,954
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(124,644)	(124,644)	—	(124,644)
Awards of common stock	(8,433)	—	—	(8,433)	—	(8,433)
Issuance of common stock	842,891	—	—	842,891	—	842,891
Stock based compensation expense	6,676	—	—	6,676	—	6,676
Valencia’s transactions with its owner	—	—	—	—	(15,102)	(15,102)
Balance at September 30, 2025	$2,565,578	$(73,754)	$924,214	$3,416,038	$45,307	$3,461,345

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Electric Operating Revenues	$527,828	$463,720	$1,218,955	$1,135,472
Operating Expenses:
Cost of energy	153,364	152,853	396,610	408,143
Administrative and general	64,440	61,421	185,499	178,557
Energy production costs	23,255	21,172	72,998	71,799
Regulatory disallowances	—	(731)	—	(731)
Depreciation and amortization	67,009	61,366	196,429	181,947
Transmission and distribution costs	17,507	18,127	50,823	49,703
Taxes other than income taxes	15,454	14,111	48,673	42,676
Total operating expenses	341,029	328,319	951,032	932,094
Operating income	186,799	135,401	267,923	203,378
Other Income and Deductions:
Interest income	4,435	4,271	11,846	12,217
Gains (losses) on investment securities	(9,890)	11,376	5,580	33,691
Other income	4,176	3,761	11,436	9,124
Other (deductions)	(2,387)	(2,074)	(6,351)	(7,893)
Net other income and deductions	(3,666)	17,334	22,511	47,139
Interest Charges	34,026	33,805	99,390	95,596
Earnings before Income Taxes	149,107	118,930	191,044	154,921
Income Taxes	17,596	10,907	21,255	13,280
Net Earnings	131,511	108,023	169,789	141,641
(Earnings) Attributable to Valencia Non-controlling Interest	(4,440)	(5,462)	(12,570)	(13,509)
Net Earnings Attributable to PNM	127,071	102,561	157,219	128,132
Preferred Stock Dividend Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$126,939	$102,429	$156,823	$127,736

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net Earnings	$131,511	$108,023	$169,789	$141,641
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) of $(7), $(36), $(24), and $(164)	21	105	71	481
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $28, $69, $93, and $155	(82)	(204)	(273)	(456)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(16), $(349), $(383), and $(1,047)	46	1,025	1,124	3,076
Total Other Comprehensive Income (Loss)	(15)	926	922	3,101
Comprehensive Income	131,496	108,949	170,711	144,742
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,440)	(5,462)	(12,570)	(13,509)
Comprehensive Income Attributable to PNM	$127,056	$103,487	$158,141	$131,233

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$169,789	$141,641
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	226,066	210,111
Deferred income tax expense	21,255	13,623
Losses on investment securities	(5,580)	(33,691)
Regulatory disallowances	—	(731)
Allowance for equity funds used during construction	(8,627)	(5,986)
Other, net	3,397	2,942
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(67,786)	(53,639)
Materials, supplies, and fuel stock	1,876	114
Other current assets	(21,145)	(4,620)
Other assets	(37,101)	(10,891)
Accounts payable	(8,324)	(573)
Accrued interest and taxes	19,087	22,674
Other current liabilities	21,882	(3,662)
Other liabilities	(1,495)	(16,266)
Net cash flows from operating activities	313,294	261,046

Cash Flows From Investing Activities:
Utility plant additions	(472,875)	(447,091)
Proceeds from sales of investment securities	424,925	440,720
Purchases of investment securities	(430,093)	(445,054)
Other, net	110	(84)
Net cash flows used in investing activities	(477,933)	(451,509)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings	$993,500	$784,400
Repayments of short-term borrowings	(1,123,400)	(989,900)
Long-term borrowings	395,000	845,000
Repayment of long-term debt	(202,303)	(360,907)
Equity contribution from parent	105,000	—
Dividends paid	(396)	(396)
Valencia’s transactions with its owner	(8,441)	(15,102)
Transmission interconnection and security deposit arrangements	28,828	11,486
Refunds paid under transmission interconnection and security deposit arrangements	(22,700)	(82,061)
Debt issuance costs and other, net	(3,187)	(5,258)
Net cash flows from financing activities	161,901	187,262

Change in Cash, Cash Equivalents, and Restricted Cash	(2,738)	(3,201)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	13,716	20,285
Cash, Cash Equivalents, and Restricted Cash at End of Period	$10,978	$17,084

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$13,697	$17,587
At end of period	$5,951	$7,918

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$92,300	$77,316
Income taxes paid, net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease (increase) in accrued plant additions	$(5,049)	$14,433

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,027	$19
Accounts receivable, net of allowance for credit losses of $1,616 and $1,394	163,413	115,910
Unbilled revenues	64,834	48,524
Other receivables	29,185	33,422
Affiliate receivables	12,163	17,360
Materials, supplies, and fuel stock	143,786	145,663
Regulatory assets	23,190	8,499
Prepaid assets	22,354	18,502
Income taxes receivable	13,132	13,132
Other current assets	5,342	12,109
Total current assets	482,426	413,140
Other Property and Investments:
Investment securities	500,225	505,655
Other investments	191	302
Non-utility property, net	15,960	17,572
Total other property and investments	516,376	523,529
Utility Plant:
Plant in service and plant held for future use	7,560,895	7,260,670
Less accumulated depreciation and amortization	2,314,747	2,201,687
	5,246,148	5,058,983
Construction work in progress	479,083	371,119
Nuclear fuel, net of accumulated amortization of $29,647 and $27,953	75,642	76,696
Net utility plant	5,800,873	5,506,798
Deferred Charges and Other Assets:
Regulatory assets	808,637	832,791
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	45,355	107,986
Other deferred charges	317,282	252,256
Total deferred charges and other assets	1,222,906	1,244,665
	$8,022,581	$7,688,132

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$48,900	$178,800
Current installments of long-term debt (includes $7,721 and $7,303 related to ETBC I)	127,721	302,538
Accounts payable	147,137	150,411
Affiliate payables	21,510	18,366
Customer deposits	7,149	6,893
Accrued interest and taxes	75,298	56,211
Regulatory liabilities	10,076	8,430
Operating lease liabilities	7,203	8,913
Dividends declared	132	132
Transmission interconnection arrangement liabilities	9,445	15,878
Other current liabilities	51,861	41,737
Total current liabilities	506,432	788,309
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $316,892 and $324,531 related to ETBC I)	2,927,096	2,559,359
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	860,444	813,528
Regulatory liabilities	478,810	488,406
Asset retirement obligations	259,754	254,353
Accrued pension liability and postretirement benefit cost	6,408	6,736
Operating lease liabilities	33,903	96,246
Other deferred credits	229,663	227,998
Total deferred credits and liabilities	1,868,982	1,887,267
Total liabilities	5,302,510	5,234,935
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,831,218	1,726,218
Accumulated other comprehensive income (loss), net of income taxes	(24,781)	(25,703)
Retained earnings	853,988	697,165
Total PNM common stockholder’s equity	2,660,425	2,397,680
Non-controlling interest in Valencia	48,117	43,988
Total equity	2,708,542	2,441,668
	$8,022,581	$7,688,132
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at June 30, 2026	$1,831,218	$(24,766)	$727,049	$2,533,501	$47,946	$2,581,447
Net earnings	—	—	127,071	127,071	4,440	131,511
Total other comprehensive income	—	(15)	—	(15)	—	(15)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,269)	(4,269)
Balance at September 30, 2026	$1,831,218	$(24,781)	$853,988	$2,660,425	$48,117	$2,708,542

Balance at December 31, 2025	$1,726,218	$(25,703)	$697,165	$2,397,680	$43,988	$2,441,668
Net earnings	—	—	157,219	157,219	12,570	169,789
Total other comprehensive income	—	922	—	922	—	922
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Equity contribution from parent	105,000	—	—	105,000	—	105,000
Valencia’s transactions with its owner	—	—	—	—	(8,441)	(8,441)
Balance at September 30, 2026	$1,831,218	$(24,781)	$853,988	$2,660,425	$48,117	$2,708,542

Balance at June 30, 2025	$1,602,918	$(73,533)	$635,395	$2,164,780	$46,029	$2,210,809
Net earnings	—	—	102,561	102,561	5,462	108,023
Total other comprehensive income	—	926	—	926	—	926
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(6,184)	(6,184)
Balance at September 30, 2025	$1,602,918	$(72,607)	$737,824	$2,268,135	$45,307	$2,313,442

Balance at December 31, 2024	$1,602,918	$(75,708)	$610,088	$2,137,298	$46,900	$2,184,198
Net earnings	—	—	128,132	128,132	13,509	141,641
Total other comprehensive income	—	3,101	—	3,101	—	3,101
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Valencia’s transactions with its owner	—	—	—	—	(15,102)	(15,102)
Balance at September 30, 2025	$1,602,918	$(72,607)	$737,824	$2,268,135	$45,307	$2,313,442

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)

Electric Operating Revenues	$205,462	$183,442	$567,871	$496,902
Operating Expenses:
Cost of energy	45,142	42,189	132,527	123,703
Administrative and general	12,792	13,858	41,660	40,893
Depreciation and amortization	36,215	34,956	114,351	105,095
Transmission and distribution costs	10,719	9,040	28,667	29,430
Taxes other than income taxes	14,011	12,659	39,861	35,607
Total operating expenses	118,879	112,702	357,066	334,728
Operating income	86,583	70,740	210,805	162,174
Other Income and Deductions:
Interest income	1,707	2,281	2,242	2,594
Other income	4,790	3,716	11,878	8,000
Other (deductions)	(2,099)	(374)	(2,134)	(871)
Net other income and deductions	4,398	5,623	11,986	9,723
Interest Charges	23,280	24,754	66,711	66,018
Earnings before Income Taxes	67,701	51,609	156,080	105,879
Income Taxes	13,672	10,479	31,427	21,498
Net Earnings	$54,029	$41,130	$124,653	$84,381

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$124,653	$84,381
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	114,998	114,648
Deferred income tax expense	26,018	11,779
Allowance for equity funds used during construction and other, net	(9,202)	(5,539)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(26,378)	(23,284)
Materials and supplies	(21,977)	(6,239)
Other current assets	(54,350)	(10,908)
Other assets	(19,037)	(8,711)
Accounts payable	950	3,985
Accrued interest and taxes	4,533	5,757
Other current liabilities	7,432	13,330
Other liabilities	(878)	14,130
Net cash flows from operating activities	146,762	193,329
Cash Flows From Investing Activities:
Utility plant additions	(369,202)	(400,769)
Net cash flows used in investing activities	(369,202)	(400,769)
Cash Flows From Financing Activities:
Short-term borrowings	741,400	349,600
Repayments of short-term borrowings	(741,400)	(501,200)
Long-term borrowings	150,000	2,308,600
Repayment of long-term debt	—	(2,168,600)
Equity contribution from parent	—	250,000
Transmission interconnection and security deposit arrangements	124,061	22,450
Refunds paid under transmission interconnection and security deposit arrangements	(42,321)	(20,750)
Debt issuance costs and other, net	(2,351)	(11,141)
Net cash flows from financing activities	229,389	228,959

Change in Cash and Cash Equivalents	6,949	21,519
Cash and Cash Equivalents at Beginning of Period	15,251	233
Cash and Cash Equivalents at End of Period	$22,200	$21,752

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$60,766	$48,477
Income taxes paid, net	$2,048	$2,350

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$24,738	$38,519

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$22,200	$15,251
Accounts receivable	55,835	35,894
Unbilled revenues	26,127	19,690
Other receivables	32,950	22,633
Affiliate receivables	—	565
Materials and supplies	57,630	35,653
Regulatory assets	86,645	33,286
Prepaid and other current assets	8,143	5,603
Total current assets	289,530	168,575
Other Property and Investments:
Non-utility property, net	26,005	21,153
Total other property and investments	26,005	21,153
Utility Plant:
Plant in service and plant held for future use	4,232,875	4,065,890
Less accumulated depreciation and amortization	742,128	679,035
	3,490,747	3,386,855
Construction work in progress	423,676	254,810
Net utility plant	3,914,423	3,641,665
Deferred Charges and Other Assets:
Regulatory assets	119,916	106,458
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	312	39
Other deferred charges	32,023	23,163
Total deferred charges and other assets	378,916	356,325
	$4,608,874	$4,187,718

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$—
Accounts payable	33,656	57,444
Affiliate payables	10,778	8,100
Accrued interest and taxes	76,662	72,129
Regulatory liabilities	2,917	2,592
Operating lease liabilities	76	15
Other current liabilities	66,604	14,618
Total current liabilities	190,693	154,898
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,821,527	1,672,267
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	257,961	229,375
Regulatory liabilities	301,511	268,913
Asset retirement obligations	791	744
Operating lease liabilities	239	24
Other deferred credits	172,020	122,018
Total deferred credits and other liabilities	732,522	621,074
Total liabilities	2,744,742	2,448,239
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	1,120,066	1,120,066
Retained earnings	744,002	619,349
Total common stockholder’s equity	1,864,132	1,739,479
	$4,608,874	$4,187,718

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at June 30, 2026	$64	$1,120,066	$689,973	$1,810,103
Net earnings	—	—	54,029	54,029
Balance at September 30, 2026	$64	$1,120,066	$744,002	$1,864,132

Balance at December 31, 2025	$64	$1,120,066	$619,349	$1,739,479
Net earnings	—	—	124,653	124,653
Balance at September 30, 2026	$64	$1,120,066	$744,002	$1,864,132

Balance at June 30, 2025	$64	$1,120,066	$538,310	$1,658,440
Net earnings	—	—	41,130	41,130
Balance at September 30, 2025	$64	$1,120,066	$579,440	$1,699,570

Balance at December 31, 2024	$64	$870,066	$495,059	$1,365,189
Net earnings	—	—	84,381	84,381
Equity contribution from parent	—	250,000	—	250,000
Balance at September 30, 2025	$64	$1,120,066	$579,440	$1,699,570

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2026, and December 31, 2025, and the consolidated results of operations, comprehensive income for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on TXNM’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock attributable to the second quarter of 2026 of $0.4225 per share in July 2026 and declared dividends on common stock attributable to the second quarter of 2025 of $0.4075 per share in July 2025, which are reflected as being in the second quarter within Dividends Declared per Common Share on the TXNM Condensed Consolidated Statement of Earnings. The Board declared dividends on common stock for the third quarter of $0.4225 per share in September 2026 and $0.4075 per share in September 2025, which are reflected as being in the third quarter within Dividends Declared per Common Share on the TXNM Condensed Consolidated Statement of Earnings.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TXNM did not make any cash equity contributions to TNMP in the three and nine months ended September 30, 2026. TXNM made zero and $250.0 million in cash equity contributions to TNMP in the three and nine months ended September 30, 2025. TXNM made zero and $105.0 million in cash equity contributions to PNM in the three and nine months ended September 30, 2026. TXNM did not make any cash equity contributions to PNM in the three and nine months ended September 30, 2025. Neither PNM nor TNMP declared or paid any cash dividends on their common stock to TXNM in the three and nine months ended September 30, 2026, and 2025.

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

Accounting Standards Update 2024-03 - Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03 that will require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses at each interim and annual period. Disclosures should include amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization; certain amounts that are already required to be disclosed under GAAP in the same disclosure as other disaggregation requirements; qualitative descriptions of the amounts remaining in relevant expense categories that are not disaggregated; and the total amount of selling expenses including the entity’s definition of selling expenses. In January 2025, ASU 2025-01 was issued to clarify that the amendments of ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating its current reporting capabilities and determining whether new reports may be necessary to comply with the disclosure requirements of the ASU. The Company expects to adopt the disclosure requirements of ASU 2024-03 with its Annual Report on Form 10-K for the year ending December 31, 2027.

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

Accounting Standards Update 2025-10 – Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10 to establish authoritative guidance for recognition, measurement, and presentation of government grants received by business entities. The new guidance defines a grant as a transfer of a monetary asset or a tangible non-monetary asset, other than in an exchange transaction, from a government to a business entity. The amendments in this ASU distinguish the accounting for grants between those that are conditioned on the purchase, construction, or acquisition of an asset (a grant related to an asset); and those that reimburse a business entity for operating expenses (a grant related to income). The guidance requires that a grant should not be recognized until: 1) it is probable that A) the business entity will comply with the conditions attached to the grant and B) that the grant will be received and 2) that the business entity meets the recognition guidance for a grant related to an asset or a grant related to income. The amendments in this update are effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments in this update permit an entity to apply the new guidance using a modified prospective approach to both grants that are entered into on or after the effective date or grants that are not complete as of the effective date; a modified retrospective approach to both grants that are entered into on or after the beginning of the earliest period presented or grants that are not complete as of the beginning of

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the earliest period presented (using a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented); or a full retrospective transition approach to all grants through a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The Company has not yet determined which approach to adopt nor the impact that the new guidance will have on the accounting for the government grants awarded.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TXNM SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended September 30, 2026
Electric operating revenues	$527,828	$205,462	$—	$733,290
Cost of energy
Fuel burn	25,803	—	—	25,803
Purchases for resale	119,327	—	—	119,327
Transmission by others	8,234	45,142	—	53,376
Significant segment expenses
Administrative and general - direct	24,990	(1,669)	36,783	60,104
Administrative and general - corporate allocation	31,547	13,597	(45,144)	—
Customer related expenses	7,903	864	—	8,767
Energy production costs	23,255	—	—	23,255
Depreciation and amortization	67,009	36,215	9,122	112,346
Transmission and distribution costs	17,507	10,719	—	28,226
Taxes other than income taxes	15,454	14,011	1,533	30,998
Total operating expenses	341,029	118,879	2,294	462,202

Net other income and (deductions)	(3,666)	4,398	(384)	348
Interest charges	(34,026)	(23,280)	(18,753)	(76,059)
Income taxes (benefit)	17,596	13,672	(3,892)	27,376
Valencia non-controlling interest	(4,440)	—	—	(4,440)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to TXNM	$126,939	$54,029	$(17,539)	$163,429

Nine Months Ended September 30, 2026
Electric operating revenues	$1,218,955	$567,871	$—	$1,786,826
Cost of energy
Fuel burn	86,108	—	—	86,108
Purchases for resale	287,368	—	—	287,368
Transmission by others	23,134	132,527	—	155,661
Significant segment expenses
Administrative and general - direct	63,963	(2,698)	112,601	173,866
Administrative and general - corporate allocation	97,275	41,833	(139,108)	—
Customer related expenses	24,261	2,525	—	26,786
Energy production costs	72,998	—	—	72,998
Depreciation and amortization	196,429	114,351	28,520	339,300
Transmission and distribution costs	50,823	28,667	—	79,490
Taxes other than income taxes	48,673	39,861	5,314	93,848
Total operating expenses	951,032	357,066	7,327	1,315,425

Net other income and (deductions)	22,511	11,986	(862)	33,635
Interest charges	(99,390)	(66,711)	(47,896)	(213,997)
Income taxes (benefit)	21,255	31,427	(13,039)	39,643
Valencia non-controlling interest	(12,570)	—	—	(12,570)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to TXNM	$156,823	$124,653	$(43,046)	$238,430

At September 30, 2026:
Total Assets	$8,022,581	$4,608,874	$192,655	$12,824,110
Goodwill	$51,632	$226,665	$—	$278,297

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

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2026, and 2025 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	TXNM
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2025	$218	$(25,921)	$(25,703)	$(1,113)	$(26,816)
Amounts reclassified from AOCI (pre-tax)	(366)	1,507	1,141	141	1,282
Income tax impact of amounts reclassified	93	(383)	(290)	(36)	(326)
Other OCI changes (pre-tax)	95	—	95	—	95
Income tax impact of other OCI changes	(24)	—	(24)	—	(24)
Net after-tax change	(202)	1,124	922	105	1,027
Balance at September 30, 2026	$16	$(24,797)	$(24,781)	$(1,008)	$(25,789)

Balance at December 31, 2024	$214	$(75,922)	$(75,708)	$—	$(75,708)
Amounts reclassified from AOCI (pre-tax)	(611)	4,123	3,512	—	3,512
Income tax impact of amounts reclassified	155	(1,047)	(892)	—	(892)
Other OCI changes (pre-tax)	645	—	645	(1,538)	(893)
Income tax impact of other OCI changes	(164)	—	(164)	391	227
Net after-tax change	25	3,076	3,101	(1,147)	1,954
Balance at September 30, 2025	$239	$(72,846)	$(72,607)	$(1,147)	$(73,754)

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

(4)    Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to TXNM by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net earnings attributable to TXNM by the diluted weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were settled. TXNM applies the treasury stock method for restricted stock and the if-converted method is applied in determining the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
dilutive effect of the potential conversion of eligible Convertible Notes. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Net Earnings Attributable to TXNM	$163,429	$130,710	$238,430	$161,209
Average Number of Common Shares:
Outstanding during period	105,442	107,015	108,619	98,542
Vested awards of restricted stock	284	346	286	347
Average Shares – Basic	105,726	107,361	108,905	98,889
Dilutive Effect of Common Stock Equivalents:
Restricted stock	50	55	42	55
Convertible Notes	2,979	—	1,989	—
TXNM ATM Programs	—	1	—	98
Average Shares – Diluted	108,755	107,417	110,936	99,042

Net Earnings Per Share of Common Stock:
Basic	$1.55	$1.22	$2.19	$1.63
Diluted	$1.50	$1.22	$2.15	$1.63

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In both the three and nine months ended September 30, 2026 and 2025, there were no estimated credit losses related to these transactions.

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered, and the customer or end-user utilizes the energy. Accounts receivable from customers represents amounts billed, including amounts under Alternative Revenue Programs (“ARP”). For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $163.0 million at September 30, 2026, and $115.9 million at December 31, 2025, resulting from contracts with customers. All of TNMP’s accounts receivable result from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a transmission service agreement with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $48.3 million at September 30, 2026, and $41.3 million at December 31, 2025. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheets.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	TXNM
Three Months Ended September 30, 2026	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$218,299	$89,015	$307,314
Commercial	149,843	49,626	199,469
Industrial	41,575	15,012	56,587
Public authority	7,864	1,268	9,132
Economy energy service	3,904	—	3,904
Transmission (1)	57,433	44,027	101,460
Wholesale energy sales	50,702	—	50,702
Miscellaneous	1,666	1,102	2,768
Total revenues from contracts with customers	531,286	200,050	731,336
Alternative revenue programs	(5,216)	5,412	196
Other electric operating revenues	1,758	—	1,758
Total Electric Operating Revenues	$527,828	$205,462	$733,290

Nine Months Ended September 30, 2026
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$468,757	$205,011	$673,768
Commercial	356,049	141,716	497,765
Industrial	123,646	46,147	169,793
Public authority	17,528	5,750	23,278
Economy energy service	10,425	—	10,425
Transmission (1)	137,547	133,908	271,455
Wholesale energy sales	82,085	—	82,085
Miscellaneous	5,661	3,404	9,065
Total revenues from contracts with customers	1,201,698	535,936	1,737,634
Alternative revenue programs	6,966	31,935	38,901
Other electric operating revenues	10,291	—	10,291
Total Electric Operating Revenues	$1,218,955	$567,871	$1,786,826

(1) Includes PNM interconnection withdrawal penalty billings of $12.5 million in accordance with FERC Order No. 2023 for the three and nine months ended September 30, 2026.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	TXNM
Three Months Ended September 30, 2025
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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. In May 2025, the NMPRC approved a new PPA for 167 MW, through 2039, in connection with the 2028 Resource Application. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges. For the three and nine months ended September 30, 2026, PNM paid $5.3 million and $15.7 million for fixed charges and $1.5 million and $2.9 million for variable charges. For the three and nine months ended September 30, 2025, PNM paid $5.2 million and $15.1 million for fixed charges and $1.7 million and $3.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the original PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The original PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Operating revenues	$6,777	$6,825	$18,558	$18,173
Operating expenses	2,337	1,363	5,988	4,664
Earnings attributable to non-controlling interest	$4,440	$5,462	$12,570	$13,509

Financial Position
	September 30,	December 31,
	2026	2025
	(In thousands)
Current assets	$4,719	$3,205
Net property, plant, and equipment	44,417	41,570
Total assets	49,136	44,775
Current liabilities	1,019	787
Owners’ Equity – Non-controlling Interest	$48,117	$43,988

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
WSJ LLC is considered a VIE.  TXNM’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to monitor the reclamation activities, the reclamation services were solely under the control of WSJ LLC, including developing reclamation plans, hiring personnel, and incurring operating and maintenance expenses. Neither TXNM nor PNM has any ability to direct or influence the reclamation activities.  PNM’s involvement through the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reclamation services agreement is a protective right rather than a participating right, and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  If WSJ LLC performs reclamation services more efficiently than anticipated, its economic performance will improve.  Conversely, if WSJ LLC does not perform reclamation services as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, TXNM believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either TXNM or PNM. The amounts outstanding under the letters of credit support continue to be TXNM’s maximum exposure to loss from the VIE at September 30, 2026.

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

The following tables summarize the impact of ETBC I on PNM’s Financial Statements:

Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Electric Operating Revenues	$6,794	$6,766	$20,178	$20,174
Depreciation and amortization	1,850	1,748	5,473	5,172
Interest Charges	4,821	4,922	14,539	14,840
Other	123	96	166	162
Net Earnings	$—	$—	$—	$—

Financial Position
	September 30, 2026	December 31, 2025
	(In thousands)
Restricted cash (included in Other current assets)	$4,222	$11,954
Restricted cash (included in Other deferred charges)	1,729	1,743
Securitized Cost (included in Regulatory assets - Deferred)	323,661	329,134
Current installments of long-term debt	7,721	7,303
Accrued interest and taxes	2,384	7,306
Regulatory liabilities - Current	2,514	3,009
Long-term Debt	316,892	324,531

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the nine months ended September 30, 2026, and the year ended December 31, 2025, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in Operating income on the Condensed Consolidated Statements of Earnings and are presented in Electric Operating Revenues and Cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as Regulatory assets and Regulatory liabilities on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Condensed Consolidated Statement of Cash Flows consistent with the classification of the hedged transaction. PNM has no trading transactions.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commodity Derivatives

During 2025, PNM had three agreements to purchase a total of 250 MW for the period of July 1, 2025, through August 31, 2025, in order to ensure that customer demand during the 2025 summer peak load period was met. All of these agreements were related to customers covered by the FPPAC. There were no active commodity derivative agreements as of September 30, 2026, or December 31, 2025.

At September 30, 2026 and December 31, 2025, PNM also had no commodity derivative instruments, considered economic hedges, that did not pertain to the NMPRC-approved hedging plan discussed above.

At September 30, 2026 and December 31, 2025, PNM had no amounts recognized for the legal right to reclaim cash collateral, no amounts posted as cash collateral under margin arrangements, and there were no obligations to return cash collateral.
Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At September 30, 2026 and December 31, 2025, the fair value of investment securities included $437.4 million and $426.4 million for the NDT, $2.0 million and $6.0 million for the SJGS decommissioning trust, and $60.8 million and $73.2 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At September 30, 2026 and December 31, 2025, PNM had no available-for-sale debt securities for which carrying value exceeded fair value, where the impairments were considered to be “other than temporary” and included in AOCI rather than recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings. Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT, SJGS decommissioning, and coal mine reclamation trusts are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Equity securities:
Net gains from equity securities sold	$4,837	$13,438	$21,104	$27,371
Net gains (losses) on equity securities still held	(14,678)	(2,070)	(15,434)	6,302
Total net gains (losses) on equity securities	(9,841)	11,368	5,670	33,673
Available-for-sale debt securities:
Net gains (losses) on debt securities	(49)	8	(90)	18
Net gains (losses) on investment securities	$(9,890)	$11,376	$5,580	$33,691

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of less than $0.1 million for the three and nine months ended September 30, 2026, and zero for both the three and nine months ended September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Proceeds from sales	$95,253	$241,992	$424,925	$440,720
Gross realized gains	5,453	18,320	29,407	33,862
Gross realized (losses)	(616)	(4,882)	(8,303)	(6,491)

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2026, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$27,710
After 1 year through 5 years	11,324
$39,034

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

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
September 30, 2026
Cash and cash equivalents	$10,564	$10,564	$—
Equity securities:
Corporate stocks, common	127,579	127,579	—
Mutual funds and other	224,117	224,117	—
Available-for-sale debt securities:
U.S. government	36,664	36,664	—	$12
Corporate and other	2,370	—	2,370	15
Investments categorized within the fair value hierarchy	$401,294	$398,924	$2,370	$27
Uncategorized collective investment trust	45,195
Real estate funds	39,402
Hedge funds	14,334
Total investment securities	$500,225

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

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
September 30, 2026	(In thousands)
TXNM	$5,760,515	$5,587,856
PNM	3,054,817	2,811,838
TNMP	1,821,527	1,697,097

December 31, 2025
TXNM	$5,418,564	$5,506,722
PNM	2,861,897	2,757,316
TNMP	1,672,267	1,662,457

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2026, TXNM had unrecognized expense related to stock awards of $7.8 million, which is expected to be recognized over an average of 1.75 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the nine months ended September 30, 2026:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	227,804	$42.30
Granted	117,999	53.80
Released	(109,802)	43.07
Forfeited	(1,828)	47.93
Outstanding at September 30, 2026	234,173	$47.69

Included, as granted and released, in the table above are 7,015 of restricted stock awards for participants who retired and immediately vested. Excluded from the table above are 241,046, 191,661, and 199,362 shares for the three-year performance periods ending in 2026, 2027, and 2028 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Nine Months Ended September 30,
Restricted Stock	2026	2025
Weighted-average grant date fair value	$53.80	$47.61
Total fair value of restricted shares that vested (in thousands)	$6,471	$8,178

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

Financing Activities

At December 31, 2025, PNM had $100.3 million outstanding under the PNM 2021 Fixed Rate PCRBs that were subject to mandatory tender on October 1, 2026. On October 1, 2026, PNM successfully remarketed the PNM 2021 Fixed Rate PCRBs to new investors (the “PNM 2026 PCRBs”). The PNM 2026 PCRBs bear interest at 4.125% and are subject to mandatory tender on October 1, 2030.

On August 31, 2026, TXNM entered into an underwriting agreement (the “Underwriting Agreement”) with Wells Fargo Securities, LLC (the “Underwriter”), to issue and sell to the Underwriter 7,079,646 shares of TXNM common stock, no par value (the “2026 Shares”), in connection with an underwritten public offering at a purchase price of $55.935 per share. The 2026 Shares were issued on September 2, 2026 and TXNM received net proceeds of approximately $396 million and used the proceeds to repay an equal amount towards the borrowings outstanding under the TXNM 2026 Delayed-Draw Term Loan (defined below).

On August 19, 2026, PNM entered into an agreement (the “PNM August 2026 Note Purchase Agreement”) with institutional investors for the sale and issuance of $200.0 million aggregate principal amount of three series of SUNs (the “PNM August 2026 SUNs”) offered in private placement transactions. PNM issued $115.0 million at 5.44%, due August 31, 2029, $50.0 million at 5.82%, due August 31, 2034, and $35.0 million at 6.12%, due August 31, 2038. PNM used the proceeds from the PNM August 2026 SUNs to repay existing indebtedness, to fund capital expenditures, and for other corporate purposes. The PNM August 2026 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM August 2026 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in the agreements, including the PNM August 2026 Note Purchase Agreement, will not be triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM August 2026 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On August 19, 2026, TNMP entered into an agreement (the “TNMP August 2026 Bond Purchase Agreement”) with institutional investors for the sale and issuance of $150.0 million aggregate principal amount of first mortgage bonds (the “TNMP August 2026 Bonds”) offered in private placement transactions. TNMP issued $75.0 million of the TNMP August 2026 Bonds at 5.23%, due September 1, 2031 and $75.0 million of the TNMP August 2026 Bonds at 5.46%, due September 1, 2033. TNMP used the proceeds to repay existing indebtedness, to fund capital expenditures, and for other corporate purposes. The TNMP August 2026 Bonds are subject to continuing compliance with the representations, warranties, and covenants set forth in the supplemental indenture governing the TNMP August 2026 Bonds. The terms of the supplemental indenture governing the TNMP August 2026 Bonds include the customary covenants discussed above. The definition of change of control in the supplemental indenture governing the TNMP August 2026 Bonds will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP August 2026 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On July 21, 2026, PNM entered into a $195.0 million term loan agreement (the “PNM 2026 Term Loan”), among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2026 Term Loan to repay borrowings under the PNM 2025 Term Loan (defined below) which matured on July 21, 2026. Borrowings under the PNM 2026 Term Loan bear interest at a variable rate which was 4.80% at September 30, 2026 and must be repaid on or before January 21, 2028.

On July 17, 2026, TXNM entered into a $400.0 million delayed-draw term loan agreement (the “TXNM 2026 Delayed-Draw Term Loan”), among TXNM and Wells Fargo Bank, National Association, as administrative agent. Draws on the TXNM 2026 Delayed-Draw Term Loan bear interest at a variable rate, and mature on January 17, 2029. On July 22, 2026, TXNM drew the full amount available under the TXNM 2026 Delayed-Draw Term Loan and used such amount to fully repay the $400.0 million previously received under the May 2025 Stock Purchase Agreement (defined below). See Note 12. On September 4, 2026, with proceeds received from the sale of the 2026 Shares, and notes issued under the TXNM Commercial Paper Program, TXNM repaid the TXNM 2026 Delayed-Draw Term Loan.

On May 1, 2026, TXNM, PNM, and TNMP each established commercial paper programs (respectively, the “TXNM Commercial Paper Program”, the “PNM Commercial Paper Program”, the “TNMP Commercial Paper Program”, and collectively the “Commercial Paper Programs”) pursuant to which they may issue from time to time short-term, unsecured commercial paper notes (respectively, the “TXNM Commercial Paper Notes”, the “PNM Commercial Paper Notes”, the “TNMP Commercial Paper Notes”, and collectively the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Commercial Paper Programs at any time not to exceed $300.0 million for TXNM, $400.0 million for PNM, and $300.0 million for TNMP. The Notes will have maturities of up to 364 days from the date of issue and net proceeds will be used for general corporate purposes. Each of TXNM, PNM and TNMP have agreed to maintain, at all times, unused available borrowing capacity under their respective revolving credit agreements (except for the PNM New Mexico Credit Agreement) in an amount at least equal to the amount of Notes outstanding at any time. See Short-term debt below for balances outstanding as of September 30, 2026.

On March 3, 2026, TXNM entered into a distribution agreement (the “March Distribution Agreement”) with BofA Securities, Inc., MUFG Securities Americas Inc., and Scotia Capital (USA) Inc., as sales agents and Bank of America, N.A., MUFG Securities EMEA plc, and The Bank of Nova Scotia, as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $125.0 million of its common stock, no par value, through the sales agents (the “TXNM 2026 ATM Program”). Sales of the shares made pursuant to the March Distribution Agreement, if any, may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. TXNM did not initially receive any proceeds upon the execution of this agreement.

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

During the First and Second Quarter Conversion Periods, holders of approximately $0.2 million of Convertible Notes elected to convert their notes. For each $1,000 principal amount of Convertible Notes converted, the holders receive $1,000 principal amount of non-convertible 5.75% junior subordinated notes, due 2054 and shares of TXNM common stock with respect to the conversion value based on the trading price over a 60-trading day observation period. As of September 30, 2026, $549.8 million Convertible Notes remain outstanding.

On September 30, 2026, it was determined that the Convertible Notes would once again become convertible. On September 30, 2026, TXNM notified holders of the Convertible Notes that the Convertible Notes were convertible, at the option of the holders, over a period beginning on October 1, 2026, and ending at the close of business on December 31, 2026, (the “Fourth Quarter 2026 Conversion Period”). The Convertible Notes are convertible at a conversion rate of 22.5654 shares of common stock per $1,000 principal amount of Convertible Notes, which was equivalent to a conversion price of approximately $44.32 per share of common stock.

On August 29, 2025, TXNM paid the remaining balance due under its TXNM 2023 Term Loan in accordance with its terms, which terminated the agreement.

On August 15, 2025, TXNM entered into a distribution agreement (the “August Distribution Agreement”) with BofA Securities, Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC and Scotia Capital (USA) Inc., as sales agents and Bank of America, N.A., MUFG Securities EMEA plc, Royal Bank of Canada and The Bank of Nova Scotia, as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents (the “TXNM 2025 ATM Program”). Sales of the shares made pursuant to the August Distribution Agreement, if any, may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. TXNM did not initially receive any proceeds upon the execution of this agreement.

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

On January 21, 2025, PNM entered into a $195.0 million term loan agreement (the “PNM 2025 Term Loan”), among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan was repaid on July 21, 2026, with the proceeds from the PNM 2026 Term Loan.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term Debt and Liquidity

As of September 30, 2026, the TXNM Revolving Credit Facility had a financing capacity of $300.0 million, and the PNM Revolving Credit Facility had a financing capacity of $400.0 million. Each of these facilities matures on March 29, 2030, and contains one one-year extension option that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. On December 19, 2025, when the first extension option was exercised, one lender in each of the revolving credit facilities failed to agree to the extension. As a result, effective March 30, 2029, the TXNM Revolving Credit Facility capacity will adjust to $265.4 million, and the PNM Revolving Credit Facility capacity will adjust to $354.1 million. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 31, 2030. As of September 30, 2026, the TNMP Revolving Credit Facility has a capacity of $300.0 million and is secured by $300.0 million aggregate principal amount of TNMP first mortgage bonds and has a maturity of March 29, 2030, with one one-year extension option that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. On December 19, 2025, when the first extension option was exercised, one lender failed to agree to the extension and as a result, effective March 30, 2029, the TNMP Revolving Credit Facility capacity will adjust to $277.0 million. As discussed above, Notes issued under the Commercial Paper Programs, effectively reduce the available capacity on each of the revolving credit facilities, except the PNM New Mexico Credit Facility. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities and Notes issued under the Commercial Paper Programs are based on SOFR.

Short-term debt outstanding consists of:

	September 30, 2026		December 31, 2025
	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
PNM:
PNM Revolving Credit Facility	$—	—%	$138,800	5.04%
PNM New Mexico Credit Facility	40,000	5.25	40,000	5.08
PNM Commercial Paper Notes	8,900	4.18	—	—
	48,900		178,800
TXNM:
TXNM Revolving Credit Facility	—	—	2,600	5.16
TXNM Commercial Paper Notes	187,100	4.41	—	—
	$236,000		$181,400

In addition to the above borrowings, TXNM, PNM, and TNMP had letters of credit outstanding of $2.7 million, zero, and zero at September 30, 2026, that reduce the available capacity under their respective revolving credit facilities. TXNM also had $19.3 million of letters of credit outstanding under the WFB LOC Facility and $0.9 million of letters of credit issued by other banks. The above table excludes intercompany debt. As of September 30, 2026 and December 31, 2025, neither PNM nor TNMP had any intercompany borrowings from TXNM.

PNM has $3.8 million and $3.9 million in scheduled principal payments due for the ETBC I Securitized Bonds in February and August 2027. PNM also has $120.0 million outstanding under the PNM November 2025 Term Loan due in May 2027. The Company’s debt arrangements have various maturities and expiration dates. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K.

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

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2026	2025	2026	2025	2026	2025
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	3,822	5,385	537	567	103	121
Expected return on plan assets	(5,608)	(7,459)	(1,349)	(1,384)	—	—
Amortization of net loss	2,593	3,124	—	—	34	47
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$807	$1,050	$(812)	$(817)	$137	$168

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2026	2025	2026	2025	2026	2025
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	11,466	16,154	1,611	1,700	309	365
Expected return on plan assets	(16,825)	(22,375)	(4,048)	(4,152)	—	—
Amortization of net loss	7,779	9,371	—	—	103	141
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$2,420	$3,150	$(2,437)	$(2,452)	$412	$506

PNM did not make any contributions to its pension plan trust in the three and nine months ended September 30, 2026 and 2025 and does not anticipate making any contributions to the pension plan in the remaining months of 2026 through 2030 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three and nine months ended September 30, 2026 and 2025, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $0.9 million and $2.3 million for the three and nine months ended September 30, 2026, and less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2025. These payments are expected to total $3.2 million in 2026 and $11.2 million for 2027-2030. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.3 million and $0.9 million in the three and nine months ended September 30, 2026, and $0.4 million and $0.9 million in the three and nine months ended September 30, 2025, and are expected to total $1.1 million during 2026 and $3.8 million for 2027-2030.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan
	2026	2025	2026	2025
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$5	$4
Interest cost	481	536	87	94
Expected return on plan assets	(739)	(733)	(108)	(120)
Amortization of net (gain) loss	210	168	(89)	(124)
Amortization of prior service cost	—	—	8	—
Net Periodic Benefit Cost (Income)	$(48)	$(29)	$(97)	$(146)

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan
	2026	2025	2026	2025
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$14	$13
Interest cost	1,443	1,608	261	280
Expected return on plan assets	(2,218)	(2,199)	(324)	(361)
Amortization of net (gain) loss	631	504	(266)	(372)
Amortization of prior service cost	—	—	25	—
Net Periodic Benefit Cost (Income)	$(144)	$(87)	$(290)	$(440)

TNMP did not make any contributions to its pension plan trust in the three and nine months ended September 30, 2026 and 2025 and does not anticipate making any contributions to the pension plan in the remaining months of 2026 through 2030 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5% in 2026. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and nine months ended September 30, 2026 and 2025 and does not expect to make any contributions to the OPEB trust during the period 2026-2030.

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

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At September 30, 2026 and December 31, 2025, PNM had a liability for interim storage costs of $16.9 million and $15.5 million, which is included in other deferred credits.

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
Clean Transportation Fuel Program (“CTFP”)
In April 2026, New Mexico became the fourth state to adopt a clean fuel standard by launching the CTFP administered by NMED. The primary goal of the CTFP is to reduce overall climate pollution from transportation fuel used in New Mexico by establishing annual statewide CI standards for transportation fuel, allocating credits and calculating deficits for importers, producers or dispensers of transportation fuel in New Mexico based on whether their fuel is below or above the CI standards. The CTFP also creates a marketplace where CI standards may be met by generating credits from importing or producing low-carbon fuel, using banked credits, or acquiring credits. PNM has opted into the CTFP as a low-carbon fuel producer to participate in this marketplace by generating credits and selling credits. PNM expects the first batch of credits to be produced from residential EV charging to be available towards the end of 2026 and sold in the marketplace within the first half of 2027. PNM will use the proceeds from the sale of the credits to further support transportation electrification through the current TEP rider.

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

SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. During NMED’s preparation of the SIP for the second compliance period, PNM was notified that a regional haze four-factor analysis for SJGS was not required since PNM retired its share of SJGS in 2022. NMED petitioned the NM Environmental Improvement Board to adopt a proposed SIP and submitted a final revised plan to the NM Environmental Improvement Board in March 2025. PNM submitted comments on the proposed SIP in response to a request for comments by NMED. No PNM generating stations were identified as reasonable progress units under the adopted SIP indicating that no additional emissions reductions measures may be necessary at this time. On March 11, 2026, the NMED submitted a SIP revision for the second planning period requesting approval by EPA.

On March 12, 2025, as part of EPA’s list of 31 deregulatory actions, EPA announced it would restructure the Regional Haze Program. On October 2, 2025, EPA published an advanced notice of proposed rulemaking to solicit information from the public to help develop regulatory changes on the implementation and structure of the Regional Haze Rule (“RHR”). The advanced notice itself does not impose any requirements but requests input on how EPA can revise the RHR to streamline regulatory requirements impacting states’ visibility improvement obligations. Comments were due December 1, 2025. On December 31, 2025, EPA extended the deadline for the third planning period SIPs to July 31, 2031. In February 2026, EPA updated its guidance to ensure that the SIPs account for grid reliability and strategies to prevent premature plant closures.

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

In 2024, EPA adopted regulatory actions under CAA Sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule. The final rules included revised new source performance standards under CAA Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under CAA Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term), natural gas co-firing (medium-term), or exempt from the rule via early retirement. The standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups and some power companies and labor unions filed challenges to the rule at the DC Circuit.

On January 20, 2025, President Trump issued several executive orders directing his Administration to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. On March 12, 2025, as part of EPA’s reconsideration of 31 environmental regulations, EPA announced it will reconsider the previous Administration’s regulations on GHG standards and guidelines for power plants. On June 17, 2025, EPA published a proposed rule in the Federal Register with two alternatives to repeal or revise the GHG emission standards for EGUs. EPA primarily proposed to find that GHG emissions from fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of CAA Section 111, which would preclude EPA from regulating GHG emissions from those plants. As a result, EPA proposed to repeal all GHG standards for the power sector promulgated under CAA Section 111 in

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
both 2015 and 2024. EPA also proposed, in the alternative, to find that CCS is not adequately demonstrated and that neither CCS nor gas co-firing are the best system of emission reduction for GHG emissions from power plants, which findings also support repeal of those specific requirements from the rules adopted in 2024. Comments were due by September 15, 2025.

On September 14, 2026, EPA published a notice of its decision to finalize the alternative proposal to partially repeal the 2024 standards, including the CCS-based standards and all of the standards for existing steam generating units. That final rule is expected to be effective on November 16, 2026, and it has been challenged by numerous parties in the DC Circuit. At the same time EPA issued the notice of a final partial repeal of the 2024 standards, EPA also issued a supplemental proposal on the subject of whether EPA may regulate GHG emissions from the power sector under CAA Section 111 at all, similar to the primary proposal issued in 2025 but under a different legal theory focused on whether the emissions constitute “air pollution” anticipated to “endanger human health and welfare.” Comments on that supplemental proposal are due on November 2, 2026. If finalized as proposed, the supplemental proposal would result in the repeal of all of the remaining GHG standards from EPA’s 2015 and 2024 rulemakings, including the efficiency standards for natural gas-fired combustion turbines and the partial CCS requirements for new steam generating units.

In 2021, then President Biden signed an extensive executive order aimed at addressing a wide range of issues, including establishing climate change concerns as an essential element of U.S. foreign and security policy, identifying a process to determine the U.S. INDC under the Paris Agreement, and establishing a Special Presidential Envoy for Climate that would sit on the National Security Council. On April 22, 2021, at the Earth Day Summit, as part of the U.S.’s re-entry into the Paris Agreement, then President Biden unveiled the goal to cut U.S. emissions by 50% - 52% from 2005 levels by 2030. The 2030 emissions goal supported other climate goals which included a carbon pollution-free power sector by 2035 and a net-zero emissions economy by no later than 2050. In an executive order issued on January 20, 2025, President Trump ordered his Administration to withdraw the U.S. from the Paris Agreement and from any agreement, pact, accord, or similar commitment made under the United Nations Framework Convention on Climate Change.

On August 1, 2025, EPA published a proposal to rescind the 2009 final rule commonly known as the Endangerment Finding. In the Endangerment Finding, EPA found that current and projected atmospheric concentrations of the well-mixed combination of six GHGs threaten public health and welfare, and that the combined emissions of these GHGs from new motor vehicles and engines contribute to the GHG pollution that threatens public health and welfare. On February 12, 2026, the rule was finalized as proposed, repealing all GHG emission standards for certain vehicles and engines promulgated on the basis of the Endangerment Finding. While the Endangerment Finding did not directly impose any requirements on EGUs, EPA cited the Endangerment Finding as a basis for its authority to regulate GHG emissions from EGUs under CAA Section 111, and EPA has identified that reliance on the Endangerment Finding as a basis for its supplemental proposal to find that CAA Section 111 does not authorize EPA to regulate GHG emissions from the power sector.

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

Santa Fe Generating Station

PNM and NMED are parties to agreements under which PNM has installed a remediation system to treat water from a City of Santa Fe municipal supply well and an extraction well to address gasoline contamination in the groundwater at the site of PNM’s former Santa Fe Generating Station and service center. A 2008 NMED site inspection report states that neither the source nor extent of contamination at the site has been determined and that the source may not be the former Santa Fe Generating Station. During 2013 and 2014, PNM and NMED collected additional samples that showed elevated concentrations of nitrate and volatile organic compounds in some of the monitoring wells at the site. In addition, one monitoring well contained free-phase hydrocarbon products. PNM collected a sample of the product for “fingerprint” analysis. The results of this analysis indicated the product was a mixture of older and newer fuels. The presence of newer fuels in the sample suggests the hydrocarbon product likely originated from off-site sources. In 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater conditions at the site under which PNM agreed to continue hydrocarbon investigation under the supervision of NMED. Qualified costs are eligible for payment through the New Mexico Corrective Action Fund (“CAF”), which is administered by the NMED Petroleum Storage Tank Bureau. In 2019, PNM received notice from NMED that an abatement plan for the site is required to address concentrations of previously identified compounds, unrelated to those discussed above, found in the groundwater. NMED approved PNM’s abatement plan proposal, which covers ongoing field work monitoring and reporting.

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

On May 8, 2024, EPA published a final rule that extended federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCRMU, including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR rule, inactive CCR landfills, and other areas where CCR was managed directly on the land (“Legacy Rule”). The Legacy Rule became effective on November 8, 2024. EPA included deferral options for smaller CCRMU containing between one and 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that closed prior to the effective date of the new rule (subject to certain eligibility conditions). EPA also codified the controversial definitions of infiltration and liquids that were litigated in the DC Circuit. Six petitions for review of the Legacy Rule were filed and were consolidated into one case by the DC Circuit. The Utility Solid Waste Activities Group, of which TXNM is a member, is a petitioner jointly with the National Rural Electric Cooperative Association, and American Public Power Association. The U.S. Supreme Court denied a requested stay of the rule by East Kentucky Power Cooperative. The DC Circuit agreed to hold the case in abeyance pending the outcome of EPA’s reconsideration of the Legacy Rule, with status reports due on March 16, 2026, and at 90-day intervals thereafter. On July 22, 2025, EPA published a final rule and companion proposal revising the compliance deadlines for CCRMU requirements under the Legacy Rule. In September 2025, EPA withdrew the direct final rule due to adverse comments but subsequently issued a final extension rule on February 6, 2026, delaying the deadline to complete the “Facility Evaluation Report Part 1” until February 9, 2027, and extending all subsequent deadlines, as well. The final extension rule was published in the Federal

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Register on February 10, 2026. On April 13, 2026, EPA published proposed Legacy Rule/CCRMU Amendments that, among other things, would rescind all the requirements related to CCRMU and authorize site-specific tailoring of certain rule requirements through federal permits or approved state permits. The comment period for that proposal ended June 29, 2026. PNM submitted comments through EEI, relating to the definitions of CCRMU but not related to the federal permit program for CCR as there are no CCR units at SJGS.

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

In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. EPA has not yet finalized the federal permitting program rule. On May 8, 2026, EPA published a notice reopening the comment period on the proposed federal CCR permit program. Comments were due July 29, 2026. EPA has coordinated with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rulemaking activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners. Separately, on July 13, 2026, EPA issued an advance notice of proposed rulemaking to solicit comments on a potential federal general permit option for CCR facilities. The comment period ended on October 13, 2026.

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

In the third quarter of 2025, PNM and Westmoreland amended the mine reclamation services agreement to update the capital recovery charges due in each year from 2025 through 2028, which resulted in an increase in overall reclamation costs. As a result, as of September 30, 2025, there was an increase in the liabilities related to both the underground mine of $0.2 million and the surface mine of $0.2 million. PNM recorded the increase in the liability related to the underground mine as a regulatory asset and the increase related to the surface mine liability was recognized as a regulatory disallowance on the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2025.

PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation. In connection with certain mining permits relating to the operation of the San Juan mine, Westmoreland was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of Westmoreland, TXNM entered into the WFB LOC Facility under which letters of credit aggregating $19.3 million are outstanding as of September 30, 2026.

In 2025, APS provided an update to the cumulative MMBTU consumption for Four Corners for the purpose of allocating final mine reclamation costs. Based on the consumption outlook, PNM’s forecasted share of final reclamation costs was reduced from 9.755% to 9.096%. As a result, PNM recorded a decrease in the liability related to the surface mine of $0.9 million as a reduction in regulatory disallowance on the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2025.

Based on the most recent estimates, PNM’s remaining payments as of September 30, 2026, for mine reclamation, in future dollars, are estimated to be $17.5 million for the surface mines at both SJGS and Four Corners and $63.1 million for the underground mine at SJGS. At September 30, 2026 and December 31, 2025, liabilities, in current dollars, of $9.3 million and $20.8 million for surface mine reclamation and $56.9 million and $55.2 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners are parties to a reclamation trust funds agreement to provide financial assurance for post-term coal mine reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and meet year-end funding targets set by funding curves that are approved by the SJGS ownership. PNM began using its mine reclamation trust to pay for final mine reclamation costs in April 2023. Because the trust agreement requires meeting specific funding targets at year end, it may be necessary for PNM to make additional contributions to meet those targets. PNM contributed $7.0 million in 2025. Based on PNM’s reclamation trust fund balance at September 30, 2026, current forecasts, and current funding curve targets, PNM anticipates contributing $3.4 million in 2026 and anticipates making contributions of $0.4 million in 2027 and $4.7 million in 2028.

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

PVNGS Liability and Insurance Matters

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. The insurance limit is subject to an adjustment every five years based upon the aggregate percentage change in the Consumer Price Index. The most recent adjustment took effect on January 1, 2024. As of that date, in accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $16.4 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $500 million, which is provided by American Nuclear Insurers. The remaining $15.9 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. The maximum retrospective premium per reactor under the program for each nuclear liability incident is $165.9 million, subject to a maximum annual premium of $24.7 million per incident. Based on PNM’s ownership interest in the three units, PNM’s maximum retrospective premium per incident for all three units is $12.1 million, with a maximum annual payment limitation of $1.8 million, to be adjusted periodically for inflation.

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

On September 15, 2026, TXNM and Blackstone Infrastructure filed a motion with the NMPRC seeking authorization to file a revised version of the Merger application. The motion included a draft of the revised application detailing the following benefits to customers:
•$220.0 million in retail rate credits to be paid over 10 years
•$15.0 million in additional contributions to the PNM Good Neighbor Fund to be paid over 10 years
•$40.0 million in financial contributions to help train and build New Mexico’s workforce and fund economic development projects in local communities
•$25.0 million dedicated to support New Mexico’s transition to carbon-free energy by amplifying PNM’s investments in innovative VPP technology

On October 16, 2026, the NMPRC granted TXNM’s motion to file and accepted the revised version of the Merger application. The NMPRC does not have a statutory timeframe for consideration of the revised application. On October 27, 2026, the hearing examiners published a revised procedural schedule with evidentiary hearings scheduled for January 19 through February 1, 2027.

Show cause

On February 6, 2026, a motion and brief for order was filed, directing the applicants to show cause and for other relief in the pending application with the NMPRC. The motion alleges that the purchase of $400.0 million of TXNM common stock violated Section 62-6-12 of the Public Utility Act because PNM did not receive prior approval of the purchase from the NMPRC. On March 11, 2026, the NMPRC hearing examiners issued an order granting the February 2, 2026, motion to direct the applicants to show cause regarding the $400.0 million purchase of TXNM common stock. The order initiated a formal investigation to determine whether the stock acquisition violated Section 62-6-12 of the Public Utility Act and any legal and practical consequences of such violation.

On June 8, 2026, the hearing examiners issued a RD concluding that the purchase of $400.0 million of TXNM common stock violated Section 62-6-12 of the Public Utility Act because it occurred without prior NMPRC approval. Applicants were required to submit a detailed compliance plan within 45 days of receiving a Final Order to show how the transaction will be unwound ensuring ratepayers are fully protected from all impacts. On July 2, 2026, the NMPRC issued a Final Order largely adopting the RD and imposing a $100,000 penalty on TXNM for the violation.

On July 27, 2026, TXNM filed its compliance filing with the NMPRC detailing the unwinding of the May 2025 Stock Purchase Agreement by cancelling the 8,000,000 shares of TXNM common stock sold as of July 2, 2026, drawing on the $400.0 million TXNM 2026 Delayed-Draw Term Loan, and repaying (on September 4, 2026) the aggregate $400.0 million received in the May 2025 Stock Purchase Agreement (Note 9). On August 10, 2026, TXNM filed a notice of amended compliance report reflecting that all $13.3 million in dividends previously paid in relation to the 8,000,000 shares of TXNM

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
common stock sold under the May 2025 Stock Purchase Agreement had been returned. TXNM expressed intent to issue shares of TXNM common stock to repay the $400.0 million TXNM 2026 Delayed-Draw Term Loan through either publicly registered offerings or private placement transactions. On July 31, 2026, TXNM filed a petition with the NMPRC for a declaratory order that the proposed equity transactions do not require prior NMPRC approval and requested that the NMPRC expedite approval of the petition. On August 27, 2026, the NMPRC granted TXNM’s petition for a declaratory order concluding that TXNM does not require prior authorization from the NMPRC to issue shares of TXNM common stock to repay the $400.0 million TXNM 2026 Delayed-Draw Term Loan, subject to certain restrictions. See Note 9. On September 28, and October 28, 2026, PNM filed documents with the NMPRC demonstrating compliance with the declaratory order granted on August 27, 2026.

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

Application to the FERC

In October 2025, a protest was filed arguing that the proposed Merger posed significant risk of unlawful cross-subsidization, especially benefitting Blackstone Infrastructure’s data centers and energy affiliates, and could harm competition, rates, and regulatory oversight. On February 20, 2026, FERC approved the proposed Merger concluding that there is no adverse effect on competition, no adverse rate impacts, and no regulatory gap. FERC rejected claims related to data centers, private equity ownership, and speculative cross-subsidization relying on existing state ring-fencing protections in New Mexico and Texas. On March 23, 2026, a request for rehearing was filed concerning FERC’s February 20, 2026, approval of the proposed Merger. The request is based on the recent developments in the application before the NMPRC and the show cause order, discussed above. The request argues that this procedural uncertainty may justify FERC’s reconsideration. On April 23, 2026, FERC issued a notice of denial of rehearing by operation of law and providing further consideration. On July 17, 2026, a motion was filed seeking to notify FERC of the NMPRC’s July 2, 2026, Final Order in the show cause proceeding and asking FERC to consider that order in connection with the pending rehearing request. On August 28, 2026, FERC issued an order rejecting the arguments of the rehearing request and affirming the approval of the proposed Merger issued in February 2026. This matter is now concluded.

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

		Revenues Recorded
Effective date January 1,	Annual Revenue Collection	Three months ended September 30,	Nine months ended September 30,
	(In millions)
2025	$58.7	$10.9	$42.5
2026	54.3	11.8	44.0

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2025. On May 28, 2026, PNM filed its application, requesting to collect $53.0 million for 2027 costs beginning on January 1, 2027. On September 14, 2026, the hearing examiner issued a RD recommending approval of PNM’s application.

Energy Efficiency and Load Management

On April 15, 2026, PNM filed its application with the NMPRC for energy efficiency and load management programs to be offered in 2027, 2028, and 2029 (the “2027 Plan”) in compliance with the EUEA. The 2027 Plan proposed to continue ten existing energy efficiency programs with modifications and total annual budgets of $45.6 million in 2027, $47.6 million in 2028, and $48.8 million in 2029. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget and a sliding scale that provides additional incentive for additional energy saved as a percentage of program cost, up to the maximum allowed by the energy efficiency rule which for PNM is 10.54%. On October 14, 2026, the hearing examiner issued a RD recommending approval of the 2027 Plan as filed however, the RD also recommends that PNM be required, in its next energy efficiency and load management filing, to provide more granular information concerning its demand response programs. PNM cannot predict the outcome of this matter.

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

On July 31, 2026, a motion was filed by intervenors in the application requesting that the NMPRC bifurcate PNM’s 2029-2032 Resource Portfolio Application into two phases. The motion argues that combining the renewable PPAs and ESAs with the more controversial requests risks delaying the approval of the renewable resources and jeopardizes the tax credits. On August 13, 2026, PNM filed its response requesting that the motion be denied, emphasizing that the bifurcation would separate interdependent resources and approvals, undermine portfolio level reliability and resource adequacy analysis, complicate review of accounting order requests, and create a risk of inconsistent findings. PNM also contends that bifurcation may duplicate litigation and potentially prejudice review of certain utility-owned resources without providing any corresponding efficiency benefits. On August 19, 2026, the hearing examiner partially granted the motion to bifurcate PNM’s 2029-2032 Resource Portfolio Application. The proceeding will remain under a single docket but will move forward in two phases. Phase I includes all requested PPAs, ESAs, and related accounting order treatment decisions that will continue on the existing procedural schedules. Phase II includes the La Luz CCN request, issues related to the continued operation of Reeves Generating Station through 2044, the abandonment of Four Corners, and any other requests not specifically assigned to Phase I. A Phase I public hearing was held on October 7-9, 2026 and the Phase II hearing has been scheduled for April 5-9, 2027.

On September 8, 2026, PNM notified all the bidders participating in the supplemental RFP that due to the hearing examiner’s bifurcation of the 2029-2032 Resource Portfolio Application, PNM will place the evaluation of the proposals received on hold until further notice in order to assess the reasonableness of PNM’s assumptions regarding the future structure of the generation portfolio. PNM cannot predict the outcome of this matter.

2026 IRP

On September 1, 2026, PNM filed its 2026 IRP with the NMPRC covering the 2026-2045 planning period. The 2026 IRP outlines PNM’s long-term strategy to maintain reliability and affordability while meeting New Mexico’s clean energy requirements, addressing significant projected load growth, transmission needs, and changing market conditions.

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

In February 2025, the NMPRC issued a NOPR proposing a rule within the Grid Modernization Statute requiring electric utilities to file a grid plan every three years to establish transparency in distribution planning and assessment of the current and future grid system for areas of potential expansions, upgrades, and grid enhancing technologies that would improve system reliability, resiliency, and wildfire prevention. On January 30, 2026, the NMPRC issued an order directing PNM to file a one-time distribution system plan by October 1, 2026, that will act as a pilot for future formal planning and will undergo full NMPRC review under the existing Grid Modernization Statute. In a clarification order issued on March 13, 2026, the NMPRC gave PNM the discretion to treat the upcoming filing, due October 1, 2026, as an informational filing for acceptance or as a request for review and approval by the NMPRC. On October 1, 2026, PNM filed its 2026 Distribution System Plan (the “2026 DSP”) with the NMPRC for review and acceptance in compliance with the January order. The 2026 DSP establishes a forward looking framework for maintaining a safe, reliable, resilient, and affordable system while responding to load growth, electrification, distributed energy resources, and grid modernization. It identifies emerging system needs and investments to support detailed engineering studies, project prioritization, and budgeting.

On April 10, 2026, PNM filed its second annual Grid Modernization Plan review to provide updates on implementation progress, costs, and revenue requirements for years two through six. In the filing, PNM requested approval of updated year three costs and revenue requirement estimates, including the presumption of reasonableness, authorization of capital treatment of software as a service costs for years two through six, and issuance of a final order no later than October 15, 2026. On May 1, 2026, a procedural order was issued, and an evidentiary hearing was held on August 11, 2026. PNM cannot predict the outcome of this matter.
Transportation and Electrification Program (TEP)
On June 1, 2026, PNM filed its 2027-2029 TEP with the NMPRC, requesting approval of a $32.9 million total three-year budget and continuation of the current TEP Rider. Approximately 40% of the budget, $13.2 million, will be dedicated to low-income customers and underserved communities. On September 25, 2026, NMPRC staff recommended approval of PNM’s requested 2027-2029 TEP with a slight modification reducing the total budget to $30.0 million. PNM cannot predict the outcome of this matter.
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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mid-State CCN

On October 30, 2026, PNM filed an application with the NMPRC for approval of a CCN for a new 345 kV transmission line, existing station expansions, determination for a new right-of-way, and reconstruction of portions of an existing 115 kV line at an estimated cost of $595.0 million. PNM intends to seek a prudency review for cost recovery and ratemaking treatment in a future general rate proceeding. This project aims to strengthen PNM's east to west transmission system and supports resources identified in PNM's 2029-2032 Resource Portfolio Application filed on May 29, 2026. PNM cannot predict the outcome of this matter.

Rio Puerco-Pajarito-Prosperity CCN

On December 30, 2025, PNM filed an application with the NMPRC for approval of a CCN and a determination for a new right-of-way. The CCN encompasses a new 345 kV transmission line, existing station expansions, and a new substation. This project aims to enhance reliability and resilience in the Albuquerque area, facilitate the integration of renewable energy, and support economic development. On February 13, 2026, the NMPRC dismissed the application without prejudice and on February 25, 2026, PNM filed a new application for approval of the CCN providing additional clarity and more information on the project. The estimated cost of the project is approximately $247 million and is expected to be reviewed in a future rate proceeding. On March 12, 2026, the hearing examiner issued a procedural order setting a public hearing for August 26, 2026. On July 24, 2026, the hearing examiner issued a RD approving PNM’s request for determination of a new right-of-way for the Rio Puerco-Pajarito-Prosperity 345kV transmission line project that was approved by the NMPRC on August 14, 2026. The approval is limited to the right-of-way determination and does not address project need, routing, costs, ratemaking treatment, or the requested CCN. On August 19, 2026, the hearing examiner issued an order vacating the public hearing. On October 6, 2026, the hearing examiner issued a RD recommending approval of PNM’s CCN. PNM cannot predict the outcome of this matter.

TNMP

Single Unified Tracker Mechanism (“UTM”)

On September 1, 2026, TNMP filed an application with the PUCT seeking approval to file a single UTM under PURA 36.216 for qualified electric utilities who operate solely inside ERCOT, who were responsible for constructing transmission as a part of the reliability plan for the Permian Basin, and who made total capital expenditures that exceeded 300% of annual depreciation in a calendar year. TNMP’s Base Rate Review (below) was based on a July 1, 2024, through June 30, 2025, test year. This UTM application consolidates and includes updates to TNMP’s DCRF, interim TCOS, and the transmission cost recovery factor for the period from July 1, 2025, through June 30, 2026. As a part of the Stipulation in TNMP’s Base Rate Review, baseline values were reset to agreed upon values to be used for future DCRF and TCOS filings. From those agreed upon baseline values, the UTM application requests the following total incremental increase in the total DCRF and TCOS revenue requirement (including deferred operating and maintenance costs related to SRP and the UTM regulatory asset):

Incremental increase in revenue requirement
(In millions)
Capital investments	$28.7
SRP deferred operating and maintenance costs	28.7
UTM regulatory asset	20.5
DCRF	$77.9

Capital investments	$13.1
UTM regulatory asset	13.9
TCOS	$27.0

TNMP’s rider for the recovery of third party transmission costs through the use of a transmission cost recovery factor has also been included in the application, replacing the expected request for update that would have occurred later in 2026. The UTM is pending with the PUCT.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP Base Rate Review

On November 14, 2025, TNMP filed a general rate proceeding with the PUCT (the “TNMP Base Rate Review”) requesting recovery of $2.8 billion of rate base as of June 30, 2025, a requested ROE of 10.4%, and a 47.54% equity ratio. The TNMP Base Rate Review also includes increases in operations and maintenance expenses that are not recovered through semi-annual TCOS and DCRF filings, excludes increases in interest expense resulting from refinancing of debt associated with the proposed Merger, and requests recovery of $20.5 million associated with Hurricane Beryl restoration costs over a five-year period as well as recovery of other regulatory assets. On March 6, 2026, TNMP, on behalf of all parties to the proceeding, filed a motion to abate the procedural schedule on the merits of continuing their efforts to reach a full resolution and settlement. On March 9, 2026, the hearing was cancelled. On May 29, 2026, TNMP and all parties to the proceeding reached a settlement and filed an unopposed stipulation (the “Stipulation”) with the PUCT. The Stipulation agreed to TNMP’s recovery of $2.8 billion of rate base, a ROE of 9.65% and a 45% equity ratio. Final rates in the Stipulation are effective 45 days from the PUCT’s Final Order and TNMP will establish a surcharge to recover interim rates after the PUCT’s Final Order in the proceeding. On July 30, 2026, the PUCT issued its Final Order approving the Stipulation.

Large Load Interconnection Rulemaking

In July 2025, PUCT Staff opened a rulemaking project to implement large load interconnection standards required by Texas legislation. The legislation directs the PUCT to establish standards for interconnecting large load customers in the ERCOT region in a manner that supports business development, minimizes the risk of stranded infrastructure costs, and maintains system reliability. TNMP participated in a workshop on this initiative in January 2026. On February 6, 2026, the PUCT adopted Rule 25.370, which requires the power demands of large load customers of 75 MW or more, to be incorporated into ERCOT’s Regional Transmission Plan and resource adequacy assessments. The rule establishes thresholds and criteria for identifying large load customers and requires them to demonstrate verifiable progress toward site control, financing, and towards state and local regulatory approvals. Large load customers must also provide attestations to transmission and distribution service providers confirming the status and timeline of their project load ramp schedules. Since the rule’s effectiveness and the establishment of “batch zero” by ERCOT, TNMP has experienced an increase in transmission interconnection requests. As of September 30, 2026, TNMP has batch zero deposits of $51.8 million in Other current liabilities and $52.7 million in Other deferred credits on its Condensed Consolidated Balance Sheet.

Sales and Use Tax Refunds

On March 12, 2025, TNMP filed a refund claim with the Texas Comptroller’s office for overpaid sales and use taxes primarily related to asset purchases. The $34.6 million refund claim covers periods from January 2022 to October 2024, and amounts received, net of consultant fees, are expected to be applied to 2025 TNMP capital projects. On September 22, 2025, TNMP received the requested refund net of $7.5 million in consultant fees; $24.7 million was applied to 2025 TNMP capital projects; $2.1 million to offset related interest expense; and $0.3 million for other related expenses. On October 15, 2025, TNMP filed another refund claim for $5.1 million for overpaid sales and use taxes primarily related to asset purchases covering the period from November 2024 through February 2025. On June 25, 2026, the Texas Comptroller’s Office issued an adjustment report indicating that the refund claim had been approved and interest would be accruing at a daily rate until paid. TNMP received the requested refund net of $1.1 million in consultant fees and applied $3.8 million to capital projects with the remaining $0.2 million to offset related interest expense.

Transmission Cost of Service Rates

TNMP can update its TCOS rates twice per year to reflect changes in investments in transmission although updates are not allowed while a general rate case is in process. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. TCOS updates are expected to be filed annually in a single UTM filing going forward. The following sets forth TNMP’s recently approved interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 20, 2024	$20.6	$3.9
March 25, 2025	83.5	11.5
September 19, 2025	87.4	12.3

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments twice per year to reflect changes in investments in distribution. Additionally, a DCRF may be filed during a pending rate case proceeding as long as that DCRF request is not filed until the 185th day after the rate case proceeding was initiated. DCRF updates are expected to be filled annually in a single UTM filing going forward. The following sets forth TNMP’s recently approved interim distribution rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
July 28, 2024	$205.9	$15.6
November 17, 2024	43.7	7.7
June 29, 2025	176.6	25.0
December 29, 2025	18.9	1.8

HB 5247

In June 2025, Texas House Bill 5247 (“HB 5247”) was signed into law. HB 5247, which took effect immediately, added Section 36.216 to the Public Regulatory Act (“PURA 36.216”), authorizing certain electric utilities with total capital expenditures that exceeded 300 percent of annual depreciation in a calendar year, to elect, in the following calendar year, to file a single, annual proceeding to adjust nonfuel rates on a system-wide basis to reflect changes in transmission and distribution rates previously authorized under certain other interim rate mechanisms such as DCRF and TCOS. Management has evaluated the application of HB 5247 and PURA 36.216 and determined that TNMP qualifies as the type of electric utility that would be eligible for the election. Upon completion of its general rate proceeding (the TNMP Base Rate Review) discussed above, TNMP made its first comprehensive filing (UTM filing) under Section 36.216 with a view towards recovering costs associated with eligible transmission and distribution investments that were placed into service after December 31, 2024, and that are not currently reflected in rates. TNMP’s requested DCRF and TCOS revenue requirement increases in the current UTM filing include $20.5 million and $13.9 million of regulatory assets through June 30, 2026. Eligible costs for capital investments expected to be included in the next annual UTM will continue to be recorded as a regulatory asset, offset in alternative revenue.

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

On December 11, 2024, TNMP filed an unopposed settlement with the PUCT. The settlement includes $565.8 million of capital investments over 2025 through 2027, reflecting 94% of TNMP’s proposed plan investments. The settlement also encompasses $128.2 million of operations and maintenance expenses associated with several programs, including vegetation management and wildfire mitigation. On March 26, 2025, TNMP received the final order from the PUCT which included modifications reflecting capital investments of $545.8 million and $86.1 million of operating and maintenance costs. TNMP’s requested DCRF revenue requirement increase in the current UTM filing includes $28.7 million of SRP deferred operating and maintenance costs incurred through June 30, 2026.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of September 30, 2026 and December 31, 2025, the unamortized balance of these rights-of-ways was $82.1 million and $69.2 million. PNM recognized amortization expense associated with these agreements of $1.3 million and $3.6 million in the three and nine months ended September 30, 2026, and $1.1 million and $3.3 million in the three and nine months ended September 30, 2025.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019, are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018, are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At September 30, 2026, residual value guarantees on fleet vehicle, and equipment leases are $0.5 million, $0.4 million, and $0.9 million for PNM, TNMP, and TXNM Consolidated.

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

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2026			December 31, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$45,355	$312	$46,123	$107,986	$39	$108,517
Current portion of operating lease liabilities	7,203	76	7,324	8,913	15	8,969
Long-term portion of operating lease liabilities	33,903	239	34,572	96,246	24	96,735

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases.

Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2026			December 31, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Financing leases:
Non-utility property	$30,712	$40,012	$72,240	$30,555	$33,344	$65,366
Accumulated depreciation	(14,850)	(16,134)	(31,788)	(13,079)	(14,319)	(27,928)
Non-utility property, net	15,862	23,878	40,452	17,476	19,025	37,438

Other current liabilities	$5,718	$7,893	$13,988	$5,764	$6,604	$12,743
Other deferred credits	10,177	16,024	26,562	11,740	12,456	24,786

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	September 30, 2026			December 31, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
Weighted average remaining lease term (years):
Operating leases	10.98	4.01	10.89	15.64	2.63	15.60
Financing leases	3.46	3.62	3.53	3.75	3.48	3.59

Weighted average discount rate:
Operating leases	5.17%	4.30%	5.17%	5.55%	5.39%	5.55%
Financing leases	5.42%	5.53%	5.48%	5.33%	5.43%	5.37%

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information for the components of lease expense is as follows:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$156	$—	$156	$1,406	$—	$1,406
Other operating leases	2,139	23	2,181	5,891	69	6,016
Amounts capitalized	—	—	—	—	—	—
Total operating lease expense	2,295	23	2,337	7,297	69	7,422
Financing lease cost:
Amortization of right-of-use assets	1,567	2,086	3,749	4,616	6,185	11,094
Interest on lease liabilities	216	322	549	676	948	1,657
Amounts capitalized	(1,195)	(2,025)	(3,220)	(3,607)	(5,898)	(9,505)
Total financing lease expense	588	383	1,078	1,685	1,235	3,246

Variable lease expense	19,942	—	19,942	55,128	—	55,128
Short-term lease expense	220	10	234	585	26	634
Total lease expense for the period	$23,045	$416	$23,591	$64,695	$1,330	$66,430

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$5,493	$—	$5,493	$15,660	$—	$15,660
Other operating leases	1,863	105	1,987	5,589	390	6,035
Amounts capitalized	(11)	(81)	(92)	(33)	(317)	(350)
Total operating lease expense	7,345	24	7,388	21,216	73	21,345
Financing lease cost:
Amortization of right-of-use assets	1,255	1,612	2,956	3,686	4,455	8,409
Interest on lease liabilities	189	220	421	553	577	1,171
Amounts capitalized	(941)	(1,527)	(2,468)	(2,719)	(4,177)	(6,897)
Total financing lease expense	503	305	909	1,520	855	2,683

Variable lease expense	6,555	—	6,555	19,690	—	19,690
Short-term lease expense	173	4	182	542	16	605
Total lease expense for the period	$14,576	$333	$15,034	$42,968	$944	$44,323

Supplemental cash flow information related to the Company’s leases is as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,719	$66	$8,837	$22,633	$43	$22,725
Operating cash flows from financing leases	214	185	432	196	141	379
Finance cash flows from financing leases	1,470	1,046	2,808	1,319	722	2,296

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases additions	$—	$331	$331	$57,920	$9	$57,930
Operating leases retirements	(57,228)	—	(57,228)	(367)	(26)	(393)
Financing leases	3,133	11,145	14,347	5,562	10,521	16,345

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025.

Future expected lease payments are shown below:

	As of September 30, 2026
	PNM			TNMP		TXNM
		Operating					Operating
	Financing	Energy Storage	Other	Financing	Operating	Financing	Energy Storage	Other
	(In thousands)
Remainder of 2026	$1,778	$446	$73	$2,420	$22	$4,304	$446	$112
2027	5,945	1,783	7,049	8,375	87	14,718	1,783	7,206
2028	4,424	1,783	7,052	6,689	83	11,327	1,783	7,208
2029	2,890	1,783	7,039	5,185	74	8,135	1,783	7,188
2030	1,313	1,783	164	2,434	76	3,751	1,783	317
Later years	1,039	22,603	3,497	1,163	—	2,202	22,603	3,770
Total minimum lease payments	17,389	30,181	24,874	26,266	342	44,437	30,181	25,801
Less: Imputed interest	1,494	11,259	2,690	2,349	27	3,887	11,259	2,827
Lease liabilities	$15,895	$18,922	$22,184	$23,917	$315	$40,550	$18,922	$22,974

The above table includes $15.4 million, $21.3 million, and $36.9 million for PNM, TNMP, and TXNM at September 30, 2026, for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At September 30, 2026, the Company has an ESA that has been executed with a lease component that has not yet commenced. The lease component begins in 2029, expires in 2044, and will be recognized as a lease asset and liability upon the commencement. The expected total fixed consideration to be paid for this arrangement, which includes non-lease payments, is approximately $94.3 million over the 20-year term of the agreement.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items are excluded from the estimated annual rate calculation. Such items include regulatory disallowances, Merger-related costs, and excess tax benefits or deficiencies related to stock awards. At September 30, 2026, TXNM, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2026, would be 14.69%, 12.28%, and 20.22%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

During the nine months ended September 30, 2026, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further decreased by excess tax benefits related to stock awards of $0.4 million for TXNM, of which $0.3 million was allocated to PNM and $0.1 million was allocated to TNMP and by tax benefits on Merger-related costs of $2.0 million for TXNM, of which $0.7 million was allocated to PNM and an immaterial amount was allocated to TNMP.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Services billings:
TXNM to PNM	$31,547	$30,866	$97,275	$98,270
TXNM to TNMP	13,597	12,136	41,833	39,621
PNM to TNMP	70	82	204	247
TNMP to TXNM	27	22	69	78
TNMP to PNM	—	—	—	—
Interest billings:
TXNM to PNM	119	49	182	133
PNM to TXNM	110	133	335	398
TXNM to TNMP	15	24	38	210

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

TXNM periodically updates its quantitative analysis for both PNM and TNMP. The use of a quantitative approach in a given period is not necessarily an indication that a potential impairment has been identified under a qualitative approach. When TXNM performs a quantitative analysis for PNM or TNMP, a discounted cash flow methodology is primarily used to estimate the fair value of the reporting unit. This analysis requires significant judgments, including estimations of future cash flows, which is dependent on internal forecasts, estimations of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for the reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment. When TXNM performs a qualitative or quantitative analysis for PNM or TNMP, TXNM considers market and macroeconomic factors including changes in growth rates, changes in the weighted average cost of capital, and changes in discount rates. TXNM also evaluates its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of TXNM’s market capitalization relative to the carrying value of its reporting units.

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

The proposed Merger has been unanimously approved by the Board, and it was approved by a majority of the holders of outstanding shares of TXNM common stock, as of the applicable record date, at the special meeting held on August 28, 2025. On January 13, 2026, the waiting period under the HSR Act in connection with the Merger expired and on January 23, 2026, the FCC consented to the two transfers of control applications submitted by Parent and TXNM, including amendments to the applications to include additional FCC licenses that TXNM had obtained since the original application was filed. TXNM will continue to amend the transfer of control application filed with the FCC, or file a new application, for any new FCC licenses either acquired by TXNM, or its subsidiaries, from third parties or through spectrum assignment filed with the FCC. Consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including the absence of

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
any material adverse effect on TXNM, the absence of legal prohibition on the consummation of the Merger (a “Legal Restraint”), and absence of any agreement between Parent or TXNM and the FCC or Antitrust Division of the U.S. Department of Justice prohibiting the Merger, and the receipt of certain required regulatory approvals (including NMPRC). The Merger Agreement does not contain any financing condition. On August 25, 2025, TXNM filed applications for regulatory approvals to the NMPRC, PUCT, and FERC (Note 12). On February 6, 2026, the PUCT approved a unanimous settlement agreement filed by parties to the merger proceeding filed in December and on February 20, 2026, the FERC approved the proposed Merger. On April 24, 2026, TXNM filed its application for regulatory approval of the proposed Merger with the NRC that was approved on August 18, 2026.

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

On July 17, 2026, TXNM, Parent and Merger Sub entered into a Waiver (the “Waiver”) pursuant to Section 8.6 of the Merger Agreement. Pursuant to the Waiver, each of Parent and TXNM irrevocably waived its right to terminate the Merger Agreement and abandon the Merger pursuant to Section 8.1(c) of the Merger Agreement (relating to the failure of the Merger to occur by the End Date (as defined in the Merger Agreement)) prior to May 31, 2027 (such period, the “Waiver Period”). Each party further waived any right or claim to interpret the terms of the Merger Agreement, including references to the End Date, in a manner inconsistent with the Waiver Period. In addition, TXNM irrevocably waived $175.0 million of the $350.0 million Parent Termination Fee, such that the Parent Termination Fee, if and when payable, would be reduced to $175 million. This reduction does not affect certain cost and expense reimbursement or indemnification obligations of the parties under specified provisions of the Merger Agreement relating to access to information, debt financing cooperation, effect of termination, and expenses.

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

MD&A FOR TXNM

EXECUTIVE SUMMARY

Overview

TXNM is a holding company with two regulated electric utilities, PNM and TNMP, serving approximately 849,000 residential, commercial, and industrial customers in New Mexico and Texas. TXNM strives to create a clean and bright energy future for customers, communities, and shareholders. TXNM’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of sustainability.

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

The proposed Merger has been unanimously approved by the Board and was approved by the TXNM shareholders at a special meeting held on August 28, 2025. The waiting period under the HSR Act in connection with the Merger has expired without any objections or concerns having been raised, the FCC, FERC, and the NRC approved the application, and the PUCT approved the unanimous settlement, satisfying five of the conditions to closing of the Merger Agreement. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary conditions, including, without limitation, no Legal Restraint, and the receipt of certain required regulatory approvals (including the NMPRC). TXNM has filed applications for regulatory approval of the Merger with the NMPRC (Note 12). The Merger Agreement does not contain any financing condition and is currently expected to close in the first half of 2027.

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

Utility Plant Investments

During the 2024 and 2025 periods, PNM and TNMP together invested $2.4 billion in utility plant, including transmission and distribution systems, substations, power plants, and nuclear fuel. Investment plans emphasize new investments in transmission and distribution infrastructure to support growing demand and grid reliability and resilience and to deliver clean energy. The Company has been improving the diversification of its rate base among regulatory jurisdictions, moving TNMP and FERC transmission rate base to over half of the consolidated rate base.

Investments at TNMP support the continued high growth across each region of its service territory. Economic growth across Texas continues to push the demands on TNMP’s system to new levels, including a new all-time system peak in September 2026. In 2023, the Texas legislature passed a series of bills aimed at encouraging investments to enhance grid reliability and resilience, while the PUCT continues to develop rules in support of new legislation. TNMP will continue to submit filings for recovery of its investments, in accordance with these new rules, in addition to the existing rate recovery mechanisms. See the subheading under State Regulation and Legislation below.

Investments at PNM are aimed at supporting economic development and advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. PNM’s 2029-2032 Resource Portfolio Application filed with the NMPRC is an integrated package of resources designed to ensure that PNM continues to provide safe, reliable, and cost-effective electric service while meeting anticipated load growth, including a new all-time system peak in August 2026 and supporting the clean energy transition under New Mexico’s ETA. In addition, PNM’s application for approval of a CCN for a new transmission line and the recently received approval to defer costs of two transmission and distribution projects filed under SB 170 support economic development in New Mexico. Finally, projects included in the Grid Modernization Plan will improve customers’ ability to customize their use of energy and will modernize PNM’s electric grid through infrastructure and technology improvements.

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

PNM, as a vertically integrated utility in New Mexico, is focused on providing customers reliable, affordable and clean energy. PNM holds in-person engagements with residential and business customers through customer advisory councils to receive feedback on the programs and services offered. Additionally, PNM continues to focus its efforts on customer service improvements, including enhanced digital payment options, strategic customer outreach, and improved communications. To supplement its service, PNM has implemented programs regulated by the NMPRC to incentivize customers through rebates and/or discounts, including Energy Efficiency, Transportation Electrification, Community Solar, and Time-of-Day Pilot programs. Increased incentives are provided to low-income customers to further encourage participation from households typically experiencing a higher energy burden. Additionally, PNM offers customer bill payment assistance through PNM Good Neighbor Fund and accepts employee and customer donations to supplement this fund. As a result of PNM’s efforts, 3,108 families in need received emergency assistance through the PNM Good Neighbor Fund for the nine months ended September 30, 2026.

While the electric utility industry continues to experience declines in customer satisfaction, as measured by J.D. Power, PNM’s ranking in 2025 remained stable, reflecting the Company’s sustained efforts to improve the customer journey through a more seamless and customer-friendly experience. In early 2026, PNM refreshed its outage communications to push out more timely, transparent and customer-friendly information when a customer experiences a power outage. These communications were implemented for all customers with available contact information and follow a bill redesign implemented in 2025 to improve transparency and usability. Additional improvements, such as the PNM Mobile application and targeted rollout of smart meters which began in September 2026, are part of PNM’s approved Grid Modernization Plan.

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

PNM’s Grid Modernization Plan is a major step forward in providing reliable, affordable and sustainable energy. As part of that plan, PNM will promote energy equity by installing technology like smart meters and making distribution upgrades in low-income areas first in order to allow lower-income customers to gain insights into their energy usage to improve affordability and create fairer access to energy. In addition, PNM’s Time-of-Day Pilot program incentivizes customers, through price signals, to use energy during the day when renewable generation is abundant.

In October 2024, PNM was selected for a grant from the DOE under the Grid Resilience and Innovation Partnerships (“GRIP”) program that supports the design, construction, and operation of a Virtual Power Plant (“VPP”) enabling PNM to leverage small, intermittent energy resources on its distribution system to enhance grid management. After a period of the award being on hold, then terminated, a formal dispute process was completed, and the termination was rescinded in August 2026. PNM is in final negotiations with DOE for final award determination including compliance details related to the administration of the $72.6 million grant of which, $35.6 million is expected DOE funding and $37.0 million is PNM cost sharing.

On September 24, 2026, PNM was announced as one of the intended recipients of another GRIP funded DOE grant as a part of the Speed to Power through Accelerated Reconductoring and other Key Advanced Transmission Technology Upgrades (“SPARK”) initiative. The SPARK initiative is aimed at putting advanced transmission technologies to work, modernizing critical infrastructure, maximizing the capacity of existing lines, and unlocking additional grid capacity. PNM’s project is aimed at deploying cutting edge software and targeted transmission support structure upgrades to unlock capacity increases and improve operational flexibility.

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

Electric Vehicles

TXNM’s sustainability goals include plans for additional emissions reductions through the electrification of its vehicle fleet. Growing the number of EVs within the Company’s fleet will benefit the environment and lower fuel costs furthering the Company’s commitment to sustainability. Under the commitment, existing fleet vehicles will be replaced as they are retired with an increasing percentage of EVs.

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
CTFP
In April 2026, New Mexico became the fourth state to adopt a clean fuel standard by launching the CTFP administered by NMED. The primary goal of the CTFP is to reduce overall climate pollution from transportation fuel used in New Mexico by establishing annual statewide CI standards for transportation fuel, creating a marketplace where CI standards may be met by generating credits from importing or producing low-carbon fuel, using banked credits, or acquiring credits. PNM expects the first batch of credits to be produced from residential EV charging to be available towards the end of 2026 and sold in the marketplace within the first half of 2027. PNM will use the proceeds from the sale of the credits to further support transportation electrification through the current TEP rider.

Renewable Energy and Energy Storage
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements from facilities in service as of September 30, 2026, have a total net generation capacity of 3,427 MW. In addition to PNM’s owned and third-party contracted solar facilities, PNM also has a customer distributed solar generation program that represented 409.6 MW at September 30, 2026. The NMPRC has approved plans for PNM to procure energy and RECs from additional solar and energy storage resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resources have a generation capacity of 1,300 MW. This includes approximately 262 MW of additional capacity under the Community Solar Act which will provide customers an additional option of accessing solar energy.
PNM will continue to seek approval to procure renewable resources as needed to meet forecasted peak load requirements to serve its customers and New Mexico’s RPS and carbon-free resource requirements, while balancing the impact to customers’ electricity costs.

Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2026, incremental energy saved as a result of participation in PNM’s portfolio of energy efficiency programs is estimated to be 87 GWh. This is equivalent to the annual consumption of approximately 12,056 homes in PNM’s service territory. PNM’s load management and energy efficiency programs also help lower peak demand requirements. In 2026, TNMP’s incremental energy saved as a result of participation in TNMP’s energy efficiency programs is estimated to be approximately 17 GWh. This is equivalent to the annual consumption of approximately 2,392 homes in TNMP’s service territory, estimated using a national average avoided emissions rate. TNMP’s High-Performance Homes Program has earned the Energy Star Partner of the Year award for 8 years, including 6 years receiving the Sustained Excellence Award, recognizing long-term commitment to fighting climate change and protecting public health through energy efficiency. In April 2026, PNM filed an application with the NMPRC for its energy efficiency and load management programs to be offered in its 2027 Plan (Note 12). In May 2026, TNMP filed its annual request with the PUCT to adjust its EECRF for changes in costs for 2027 (Note 12).

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

In July 2026, PUCT adopted a rule requiring utilities that own or operate power transmission or distribution facilities in wildfire risk areas, as defined by the Texas Division of Emergency Management to prepare and submit a wildfire mitigation plan (“WMP”) for approval. TNMP has filed a notice of intent to prepare and submit its WMP, and on October 5, 2026, TNMP submitted its WMP to the PUCT for approval.

Throughout 2025, PNM held in-person community events focused on wildfire safety and educating customers about the PSPS process and wildfire mitigation efforts to protect the public. These gatherings are designed to share critical information, coordinate with local resources, and listen to feedback from local communities. PNM hosted four events in High Fire Risk Areas (“HFRA”) across New Mexico in 2025 and has hosted similar events in 2026. In addition, PNM included local emergency managers in its periodic meetings referred to as “wildfire tabletops” in 2025. Each of these engagements builds and strengthens our preparedness as a Company for wildfire prevention and response.

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

Employee volunteers are the lifeblood of a healthy corporate culture. Community giving through volunteers’ time and effort is at the heart of employee engagement. Throughout 2025, the Company held large-scale volunteer events, working alongside nonprofits, schools, and vulnerable communities throughout New Mexico and Texas. More than 350 employees in both states participated in the annual “Day of Service,” a workday event encouraging employee volunteerism and serving approximately 30 organizations. Throughout the year, employees volunteer their time generously through independent volunteer activities and board participation. Employees strengthen community resilience by giving more than 4,000 volunteer hours each year to support the health, safety, and well-being of diverse communities.

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

State Regulation and Legislation

TNMP

In the 2023 and 2025 Texas Legislative sessions several bills were passed to support utility reliability and resiliency by encouraging and protecting utility infrastructure investments. Under the new legislation, TNMP filed its 2025-2027 SRP in August 2024 and filed an unopposed settlement with the PUCT in December 2024 that was approved with slight modifications in March 2025. Other bills directed ERCOT to develop reliability plans for the Permian Basin which resulted in the need for additional investments in the West Texas service territory and to establish standards for interconnecting large load customers in the region. In 2025, HB 5247 was passed, which immediately authorized certain utilities, including TNMP, to offset depreciation, property tax expenses, and carrying costs with alternative revenue and recognize a regulatory asset for qualifying investments that are not currently reflected in rates, until the following year in which they would file a single, annual proceeding with the PUCT. In February 2026, PUCT adopted a rule to ensure the power demands of large load customers of 75 MW or more, be incorporated into ERCOT’s Regional Transmission Plan and resource adequacy assessments. These pieces of legislation demonstrate that Texas continues to encourage utility investment and prioritizes timely rate recovery. TNMP will look to prioritize investments aligned with these measures that improve the quality of service for current and future customers and has filed its first annual UTM filing in accordance with HB 5247. See Note 12.

Beyond legislative actions, the regulatory framework in Texas strongly encourages investments into the grid by providing timely recovery through rate mechanisms outside of general rate cases. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. TNMP also has approximately 287,000 advanced meters across its service territory, the costs of which are being recovered through base rates.

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

Grid Modernization Plan

In October 2024, the NMPRC approved PNM’s Grid Modernization Plan, which will improve customers’ ability to customize their use of energy and benefit from the electricity grid consistent with the Grid Modernization Statute. PNM’s plan to modernize its electricity grid through infrastructure and technology improvements includes installing technology like smart meters and making distribution upgrades in low-income areas first in order to allow lower-income customers to gain insights into their energy usage to improve affordability and create fairer access to energy. The approved plan includes grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The approved rate rider will recover capital costs, operating expenses, and taxes associated with the investments included in the plan. In June 2025, the Grid Modernization Plan was updated to reflect an increase in investments from approximately $344 million to $367 million in the first six years and a decrease in projected operations and maintenance costs of approximately 18%. See Note 12.

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

In the fourth quarter of 2025, PNM initiated its 2026 IRP process which covers the 20-year planning period from 2026 through 2045. PNM filed its 2026 IRP with the NMPRC on September 1, 2026.

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

Economic Factors

TNMP – In the three and nine months ended September 30, 2026, TNMP experienced an increase in volumetric weather normalized retail load of 0.3% and 1.0% compared to 2025. Weather normalized demand-based load, excluding retail transmission consumers, increased 1.6% and 3.5% in the three and nine months ended September 30, 2026, compared to 2025. Data center load, including distribution and transmission, has decreased 29.1% and 24.0% in the three and nine months ended September 30, 2026 compared to 2025.

PNM – In the three and nine months ended September 30, 2026, PNM experienced an increase of 5.0% and 1.5% in weather normalized residential load compared to 2025. Weather normalized commercial load decreased 0.9% and 0.8% in the three and nine months ended September 30, 2026 compared to 2025. Industrial load increased 18.6% and 9.6% in the three and nine months ended September 30, 2026 compared to 2025.

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

Results of Operations

Net earnings attributable to TXNM were $238.4 million, or $2.15 per diluted share, in the nine months ended September 30, 2026, compared to $161.2 million, or $1.63 per diluted share, in 2025. Among other things, earnings in the nine months ended September 30, 2026, benefited from higher transmission and distribution rates at TNMP, impacts of revenues recorded under HB 5247 at TNMP, higher demand-based load at TNMP, increased revenue approved in TNMP’s Base Rate Review, higher weather normalized retail load at PNM and TNMP, increased revenue at TNMP and PNM due to warmer weather in the third quarter of 2026, increased revenue at PNM approved in the 2025 Rate Request, and higher transmission margin at PNM. These increases were partially offset by higher operating expenses at PNM and TNMP, increased depreciation, property taxes, and interest expense at PNM and TNMP due to increased plant in service, and decreased performance of investment securities in the NDT and coal mine reclamation trusts at PNM. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

As of September 30, 2026, TXNM, PNM, and TNMP had revolving credit facilities with capacities of $300.0 million, $440.0 million, and $300.0 million. Total availability for TXNM on a consolidated basis was $757.4 million at October 23,

2026. The Company utilizes the revolving credit facilities and notes outstanding under the commercial paper program that are backed by the revolving credit facilities, except the PNM New Mexico Credit Facility, and cash flows from operations to provide funds for both construction and operational expenditures. TXNM also has intercompany loan agreements with each of its subsidiaries.

TXNM projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $11.1 billion for 2026 - 2030, including amounts expended through September 30, 2026. These construction expenditures may change due to incremental expenditures for new customer growth and other transmission and renewable energy expansion. TNMP’s investments support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives include investments in generation, transmission, and distribution infrastructure to deliver clean energy, support customer growth, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Plan and TNMP’s SRP.

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

After considering the effects of these financings and the Company’s short-term liquidity position as of October 23, 2026, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $407.6 million through October 2027. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity, including those provided for under the Merger Agreement, in order to fund its capital requirements during the 2026-2030 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of September 30, 2026 and October 23, 2026, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to TXNM is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(In millions, except per share amounts)
Net earnings attributable to TXNM	$163.4	$130.7	$32.7	$238.4	$161.2	$77.2
Average diluted common and common equivalent shares	108.8	107.4	1.3	110.9	99.0	11.9
Net earnings attributable to TXNM per diluted share	$1.50	$1.22	$0.28	$2.15	$1.63	$0.52

The components of the change in net earnings attributable to TXNM are:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
	(In millions)
TNMP	$12.9	$40.3
PNM	24.5	29.1
Corporate and Other	(4.7)	7.9
Net change	$32.7	$77.2

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(In millions)

Gross margin	$113.4	$97.3	$16.1	$292.3	$238.7	$53.6
Transmission and distribution costs	10.7	9.0	1.7	28.7	29.4	(0.7)
Depreciation and amortization	36.2	35.0	1.2	114.4	105.1	9.3
Utility margin	$160.3	$141.3	$19.0	$435.3	$373.2	$62.1

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(In millions)
Electric operating revenues	$205.5	$183.4	$22.1	$567.9	$496.9	$71.0
Cost of energy	45.1	42.2	2.9	132.5	123.7	8.8
Utility margin	160.3	141.3	19.0	435.3	373.2	62.1
Operating expenses	37.5	35.6	1.9	110.2	105.9	4.3
Depreciation and amortization	36.2	35.0	1.2	114.4	105.1	9.3
Operating income	86.6	70.7	15.9	210.8	162.2	48.6
Other income	4.4	5.6	(1.2)	12.0	9.7	2.3
Interest charges	(23.3)	(24.8)	1.5	(66.7)	(66.0)	(0.7)
Segment earnings before income taxes	67.7	51.6	16.1	156.1	105.9	50.2
Income (taxes)	(13.7)	(10.5)	(3.2)	(31.4)	(21.5)	(9.9)
Segment earnings	$54.0	$41.1	$12.9	$124.7	$84.4	$40.3

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2026	2025	Change	2026	2025	Change
Volumetric load (1) (GWh)
Residential	1,211.6	1,074.6	12.7%	2,702.4	2,620.8	3.1%
Commercial and other	13.6	12.7	7.1	38.4	36.3	5.8
Total volumetric load	1,225.2	1,087.3	12.7%	2,740.8	2,657.1	3.2%
Demand-based load (2) (MW)	9,483.4	10,353.6	(8.4)%	27,380.9	29,185.2	(6.2)%
Average retail consumers (thousands) (3)	286.9	282.7	1.5%	285.6	281.5	1.5%

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

Operating Results – Three Months Ended September 30, 2026, compared to 2025

The following table summarizes the significant changes to gross margin:

Three Months Ended September 30, 2026
Change
Gross margin:	(In millions)

Utility margin (see below)	$19.0
Depreciation and amortization (see below)	(1.2)
Higher vegetation management and employee related expense, partially offset by lower outside services expense, excluding administrative costs	(1.8)
Other	0.1
Net Change	$16.1

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2026
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increase in September 2025	$3.4
Distribution rate relief – Distribution cost of service rate increase in December 2025	0.9
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 0.3%; the average number of volumetric consumers increased 1.5%	0.2
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 1.6%	0.4
Weather – Warmer weather in the third quarter of 2026	4.3
Rate relief - Increase in revenue approved in TNMP’s Base Rate Review (Note 12)	1.7
Impacts of revenues recorded under HB 5247 (Note 12)	10.9
Decrease in deferral of excess deferred income tax benefits refunded through base rates	(1.4)
Rate Riders and other – Includes transmission cost recovery factor, energy efficiency rider, rate case expense rider, and hurricane cost recovery factor, which are partially offset in operating expenses and depreciation and amortization	(1.4)
Net Change	$19.0

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2026
Change
Operating expenses:	(In millions)

Higher vegetation management expense partially offset by lower employee related expenses and outside services	$2.1
Higher capitalization of administrative and general expenses due to higher construction expenditures	(2.3)
Higher allocated depreciation and amortization expense from Corporate and Other	0.3
Higher property tax due to increased utility plant in service	0.6
Higher energy efficiency program costs, offset in utility margin	0.4
Other	0.8
Net Change	$1.9

Three Months Ended September 30, 2026
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$2.9
Lower depreciation rates approved in the TNMP’s Base Rate Review (Note 12)	(2.4)
Amortization related to Hurricane Beryl costs, offset in utility margin	0.2
Other	0.5
Net Change	$1.2

Other income (deductions):

Higher CIAC	$0.6
Higher equity AFUDC	0.3
Lower interest on Texas Sales and Use Tax refunds	(2.0)
Carrying charges on regulatory assets approved in TNMP’s Base Rate Review (Note 12)	1.5
Higher non-service post-retirement benefit costs	(1.8)
Other	0.2
Net Change	$(1.2)

Interest charges:

TNMP Merger Backstop Term Loan in 2025 (Note 9)	$3.4
Loss on reacquired debt in 2025	3.7
Interest on FMBs	(5.0)
Higher interest on short-term borrowings	(0.6)
Higher debt AFUDC	1.1
Higher interest on transmission interconnection and security deposit arrangements	(1.2)
Other	0.1
Net Change	$1.5

Income (taxes) benefits:

Higher segment earnings before income taxes	$(3.4)
Other	0.2
Net Change	$(3.2)

Operating Results – Nine Months Ended September 30, 2026 compared to 2025

The following table summarizes the significant changes to gross margin:

Nine Months Ended September 30, 2026
Change
Gross margin:	(In millions)

Utility margin (see below)	$62.1
Depreciation and amortization (see below)	(9.3)
Lower vegetation management and outside services expense, partially offset by higher employee related expense, excluding administrative costs	0.6
Other	0.2
Net Change	$53.6

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2026
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2025 and September 2025, and a decrease in ERCOT approved demand in May 2025	$12.9
Distribution rate relief – Distribution cost of service rate increases in June 2025 and December 2025	12.1
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 1.0%; the number of volumetric consumers increased 1.5%	1.4
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 3.5%	2.4
Weather –Warmer weather in the third quarter of 2026 was partially offset with milder weather in the first and second quarter of 2026	1.9
Rate relief - Increase in revenue approved in TNMP’s Base Rate Review (Note 12)	3.2
Impacts of revenues recorded under HB 5247 (Note 12)	30.1
Increase in deferral of excess deferred income tax benefits refunded through base rates	(0.3)
Rate Riders and other – Includes transmission cost recovery factor, energy efficiency rider, rate case expense rider, and hurricane cost recovery factor, which are partially offset in operating expenses and depreciation and amortization	(1.6)
Net Change	$62.1

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2026
Change
Operating expenses:	(In millions)

Lower employee related, outside services and vegetation management expense	$(2.2)
Higher property taxes due to increased utility plant in service	2.9
Lower capitalization of administrative and general expenses due to lower construction expenditures	1.9
Higher allocated depreciation and amortization expense from Corporate and Other	1.0
Lower energy efficiency program costs, offset in utility margin	(0.2)
Other	0.9
Net Change	$4.3

Depreciation and amortization:

Increased utility plant in service	$10.6
Lower depreciation rates approved in the TNMP’s Base Rate Review (Note 12)	(2.4)
Amortization related to Hurricane Beryl costs, offset in utility margin	0.2
Other	0.9
Net Change	$9.3

Nine Months Ended September 30, 2026
Change
Other income (deductions):	(In millions)

Higher equity AFUDC	$3.3
Lower interest on Texas Sales and Use Tax refunds	(1.8)
Carrying charges on regulatory assets approved in TNMP’s Base Rate Review (Note 12)	1.5
Higher non-service post-retirement benefit costs	(1.2)
Other	0.5
Net Change	$2.3

Interest charges:

TNMP Merger Backstop Term Loan in 2025 (Note 9)	$4.7
Loss on reacquired debt in 2025	9.0
Interest on FMBs	(15.8)
Lower interest on short-term borrowings	1.8
Other	(0.4)
Net Change	$(0.7)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(10.5)
Other	0.6
Net Change	$(9.9)

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
Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(In millions)

Gross margin	$266.7	$210.2	$56.5	$502.1	$423.9	$78.2
Energy production costs	23.3	21.2	2.1	73.0	71.8	1.2
Transmission and distribution costs	17.5	18.1	(0.6)	50.8	49.7	1.1
Depreciation and amortization	67.0	61.4	5.6	196.4	181.9	14.5
Utility margin	$374.5	$310.9	$63.6	$822.3	$727.3	$95.0

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(In millions)
Electric operating revenues	$527.8	$463.7	$64.1	$1,219.0	$1,135.5	$83.5
Cost of energy	153.4	152.9	0.5	396.6	408.1	(11.5)
Utility margin	374.5	310.9	63.6	822.3	727.3	95.0
Operating expenses	120.7	114.1	6.6	358.0	342.0	16.0
Depreciation and amortization	67.0	61.4	5.6	196.4	181.9	14.5
Operating income	186.8	135.4	51.4	267.9	203.4	64.5
Other income (deductions)	(3.7)	17.3	(21.0)	22.5	47.1	(24.6)
Interest charges	(34.0)	(33.8)	(0.2)	(99.4)	(95.6)	(3.8)
Segment earnings before income taxes	149.1	118.9	30.2	191.0	154.9	36.1
Income (taxes) benefit	(17.6)	(10.9)	(6.7)	(21.3)	(13.3)	(8.0)
Valencia non-controlling interest	(4.4)	(5.5)	1.1	(12.6)	(13.5)	0.9
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings (losses)	$126.9	$102.4	$24.5	$156.8	$127.7	$29.1

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2026	2025	Change	2026	2025	Change
	(Gigawatt hours, except customers)
Residential	1,126.4	1,020.6	10.4%	2,635.1	2,565.5	2.7%
Commercial	1,049.4	1,036.6	1.2	2,791.9	2,789.1	0.1
Industrial (1)	777.3	646.6	20.2	2,154.4	1,830.4	17.7
Public authority	64.8	65.0	(0.3)	159.0	169.2	(6.0)
Economy energy service (2)	98.8	82.9	19.2	279.1	331.7	(15.9)
Other sales for resale (3)	1,092.3	1,094.0	(0.2)	3,382.1	3,102.7	9.0
	4,209.0	3,945.7	6.7%	11,401.6	10,788.6	5.7%
Average retail customers (thousands)	561.0	556.6	0.8%	560.1	556.1	0.7%
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

Operating Results – Three Months Ended September 30, 2026, compared to 2025

The following table summarizes the significant changes to gross margin:

Three Months Ended September 30, 2026
Change
Gross margin:	(In millions)

Utility margin (see below)	$63.6
Depreciation and amortization (see below)	(5.6)
Higher plant maintenance costs at Four Corners and gas fired plants, partially offset by lower costs at PVNGS	(2.0)
Lower outside services, vegetation management and employee related expenses, excluding administrative costs	1.1
Other	(0.6)
Net Change	$56.5

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2026
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 5.0% for residential customers and 18.6% for industrial customers and decreased 0.9% for commercial customers	$19.8
Weather – Warmer weather in the third quarter of 2026	10.7
Rate relief – Increase in revenue approved in 2025 Rate Request	16.2
Transmission – Increase in revenues due to interconnection withdrawal penalty billings, higher volumes, market prices, and formula rates, partially offset by higher expenses (Note 5)	14.2
Capacity arrangements – Lower revenue in the third quarter of 2026	(0.6)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, grid modernization, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	3.3
Net Change	$63.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2026
Change
Operating expenses:	(In millions)

Higher costs at Four Corners and gas fired plants, partially offset by lower costs at PVNGS	$1.9
Lower outside services vegetation management expense and employee related expense	(1.4)
Higher property taxes associated with increased utility plant in service	1.1
Unrecoverable portion of Four Corners Coal Mine reclamation remeasurement related to the capped surface mine liability in 2025 (Note 11)	0.9
Higher costs associated with rate riders included in utility margin	2.8
Higher allocated depreciation and amortization expense from Corporate and Other	0.3
Other	1.0
Net Change	$6.6

Depreciation and amortization:

Increased utility plant in service	$4.0
Amortization related to grid modernization costs, offset in utility margin	1.8
Other	(0.2)
Net Change	$5.6

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(21.3)
Higher expenses related to investment securities in the NDT and coal mine reclamation trust, partially offset by higher interest income	(0.4)
Higher equity AFUDC	0.2
Other	0.5
Net Change	$(21.0)

Three Months Ended September 30, 2026
Change
Interest charges:	(In millions)

Lower interest on term loans	$1.7
Interest on SUNs	(2.2)
Lower interest on short-term borrowings	0.7
Lower interest on transmission interconnection and security deposit arrangements	0.4
Lower debt AFUDC	(0.9)
Other	0.1
Net Change	$(0.2)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(7.9)
Higher amortization of federal excess deferred income taxes	0.1
Other	1.1
Net Change	$(6.7)

Operating Results – Nine Months Ended September 30, 2026 compared to 2025

The following table summarizes the significant changes to gross margin:

Nine Months Ended September 30, 2026
Change
Gross margin:	(In millions)

Utility margin (see below)	$95.0
Depreciation and amortization (see below)	(14.5)
Higher plant maintenance costs at PVNGS, partially offset by lower costs at Four Corners and gas fired plants	(2.1)
Higher vegetation management expense, partially offset by lower outside services and employee related expenses, excluding administrative costs	(0.1)
Other	(0.1)
Net Change	$78.2
The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2026
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 1.5% for residential customers and 9.6% for industrial customers and decreased 0.8% for commercial customers	$19.8
Weather – Warmer weather in the second and third quarter of 2026 was partially offset with milder weather in the first quarter of 2026	8.1
Rate relief – Increase in revenue approved in 2025 Rate Request	50.5
Transmission – Increase in revenues due to interconnection withdrawal penalty billings, higher formula rates and volumes, partially offset by higher expenses (Note 5)	25.3
Capacity arrangements – Additional energy storage agreements starting in the fourth quarter of 2025 and the first quarter of 2026 partially offset with a sales agreement in 2026	(12.0)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, grid modernization, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	3.3
Net Change	$95.0

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2026
Change
Operating expenses:	(In millions)

Higher costs at PVNGS partially offset by lower costs at Four Corners and gas fired plants	$2.4
Higher vegetation management and employee related expense partially offset by lower outside services expense	2.7
Higher property taxes associated with increased utility plant in service	4.8
Higher allocated depreciation and amortization expense from Corporate and Other	1.4
Lower allocated charitable contributions from Corporate and Other related to the 2025 Rate Request	(1.5)
Unrecoverable portion of Four Corners Coal Mine reclamation remeasurement related to the capped surface mine liability in 2025 (Note 11)	0.9
Higher costs associated with rate riders included in utility margin	4.1
Other	1.2
Net Change	$16.0

Depreciation and amortization:

Increased utility plant in service	$11.5
Amortization related to grid modernization costs, offset in utility margin	2.8
Other	0.2
Net Change	$14.5

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(28.1)
Lower expenses related to investment securities in the NDT and coal mine reclamation trust, partially offset by lower interest income	0.7
Higher equity AFUDC	2.6
Other	0.2
Net Change	$(24.6)

Interest charges:

Lower interest on term loans	$4.4
Interest on SUNs	(11.5)
Lower interest on short-term borrowings	2.5
Lower interest on transmission interconnection and security deposit arrangements	1.6
Lower debt AFUDC	(1.1)
Other	0.3
Net Change	$(3.8)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(9.4)
Higher amortization of federal excess deferred income taxes	0.1
Other	1.3
Net Change	$(8.0)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(6.8)	(5.4)	(1.4)	(21.2)	(9.7)	(11.5)
Depreciation and amortization	9.1	8.7	0.4	28.5	27.8	0.7
Operating (loss)	(2.3)	(3.3)	1.0	(7.3)	(18.1)	10.8
Other income (deductions)	(0.4)	(0.4)	—	(0.9)	(2.2)	1.3
Interest charges	(18.8)	(11.6)	(7.2)	(47.9)	(44.1)	(3.8)
Segment (loss) before income taxes	(21.4)	(15.3)	(6.1)	(56.1)	(64.4)	8.3
Income (taxes) benefit	3.9	2.4	1.5	13.0	13.5	(0.5)
Segment (loss)	$(17.5)	$(12.8)	$(4.7)	$(43.0)	$(50.9)	$7.9

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three and nine months ended September 30, 2026, includes decreases of $1.1 million and $12.5 million for costs related to the Merger. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended September 30, 2026 compared to 2025
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2026
Change
Other income (deductions):	(In millions)

Lower income at PNMR Development	(0.1)
Other	0.1
Net Change	$—

Interest charges:

Higher interest on short-term borrowings	$(0.5)
Higher interest on term loans	(0.8)
Issuance of $350.0 million TXNM 2025 Junior Subs in December 2025	(6.1)
Higher capitalized interest	0.3
Other	(0.1)
Net Change	$(7.2)

Income (taxes) benefits:

Higher segment loss before income taxes	$1.6
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	(0.1)
Net Change	$1.5

Operating Results – Nine Months Ended September 30, 2026 compared to 2025
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2026
Change
Other income (deductions):	(In millions)

Lower charitable contributions allocated to PNM	$1.5
Lower income at PNMR Development	(0.3)
Other	0.1
Net Change	$1.3

Interest charges:

Lower interest on short-term borrowings	$1.8
Lower interest on term loans	12.3
Issuance of $350.0 million TXNM 2025 Junior Subs in December 2025	(18.4)
Higher capitalized interest	0.8
Other	(0.3)
Net Change	$(3.8)

Income (taxes) benefits:

Lower segment loss before income taxes	$(2.1)
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	1.5
Other	0.1
Net Change	$(0.5)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in TXNM’s cash flows for the nine months ended September 30, 2026, compared to September 30, 2025, are summarized as follows:

	Nine Months Ended September 30,
	2026	2025	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$452.5	$426.8	$25.7
Investing activities	(908.1)	(890.5)	(17.6)
Financing activities	458.3	481.6	(23.3)
Net change in cash, cash equivalents, and restricted cash	$2.7	$17.9	$(15.2)

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

Cash Flows from Investing Activities

The changes in TXNM’s cash flows used in investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts. Major components of TXNM’s cash inflows and (outflows) from investing activities are shown below:

	Nine Months Ended September 30,
	2026	2025	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(175.9)	$(135.8)	$(40.1)
Transmission and distribution	(246.4)	(296.4)	50.0
Grid Modernization Plan	(39.4)	—	(39.4)
Nuclear fuel	(11.2)	(14.9)	3.7
	(472.9)	(447.1)	(25.8)
TNMP:
Transmission	(123.2)	(156.4)	33.2
Distribution	(158.9)	(244.4)	85.5
SRP	(87.1)	—	(87.1)
	(369.2)	(400.8)	31.6
Corporate and Other:
Computer hardware, software, general services, and other	(60.9)	(38.2)	(22.7)
	(903.0)	(886.1)	(16.9)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$424.9	$440.7	$(15.8)
Purchases of investment securities	(430.1)	(445.1)	15.0
Other, net	0.1	—	0.1
	(5.1)	(4.4)	(0.7)
Net cash flows used in investing activities	$(908.1)	$(890.5)	$(17.6)

Cash Flows from Financing Activities

The changes in TXNM’s cash flows from financing activities include:

•Short-term borrowings increased $54.6 million in 2026 compared to a decrease of $295.5 million in 2025, resulting in a net increase in cash flows from financing activities of $350.1 million

•In 2026, TXNM sold 2,123,544 shares of TXNM common stock under the TXNM 2026 ATM Program aggregating $123.7 million and used the proceeds to make cash equity contributions to PNM and for other corporate purposes
•In 2026, TXNM entered into the TXNM 2026 Delayed-Draw Term Loan for $400.0 million and used the proceeds to fully repay the amount received under the May 2025 Stock Purchase Agreement
•In 2026, TXNM sold 7,079,646 shares of TXNM common stock in an underwritten public offering and used net proceeds of approximately $396 million to repay an equal amount towards amounts drawn under the TXNM 2026 Delayed-Draw Term Loan
•In 2026, PNM entered into the PNM 2026 Term Loan for $195.0 million and used the proceeds to repay borrowings under the PNM 2025 Term Loan
•In 2026, PNM issued $200.0 million aggregate principal amount of PNM August 2026 SUNs and used the proceeds to repay existing indebtedness, to fund capital expenditures, and for other corporate purposes
•In 2026, TNMP issued $150.0 million aggregate principal amount of the TNMP August 2026 Bonds to institutional investors and used the proceeds to repay existing indebtedness, to fund capital expenditures, and for other corporate purposes

Financing Activities

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

Pursuant to the TXNM 2026 ATM Program, TXNM sold an aggregate of 2,123,544 shares of TXNM common stock under the March Distribution Agreement for net cash proceeds of $123.7 million. TXNM used the proceeds to pay cash equity contributions to PNM and for other corporate purposes. See Note 9.

On May 1, 2026, TXNM, PNM, and TNMP each established Commercial Paper Programs pursuant to which they may issue, from time to time, Notes under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Commercial Paper Programs at any time not to exceed $300.0 million for TXNM, $400.0 million for PNM, and $300.0 million for TNMP. The Notes will have maturities of up to 364 days from the date of issue and net proceeds will be used for general corporate purposes. Each of TXNM, PNM and TNMP have agreed to maintain, at all times, unused available borrowing capacity under their respective revolving credit agreements (except for the PNM New Mexico Credit Agreement) in an amount at least equal to the amount of Notes outstanding at any time. Notes outstanding under the Commercial Paper Programs as of September 30, 2026 are $187.1 million for TXNM, $8.9 million for PNM, and zero for TNMP.

On July 17, 2026, TXNM entered into the TXNM 2026 Delayed-Draw Term Loan between TXNM and Wells Fargo Bank, National Association, as administrative agent. Draws on the TXNM 2026 Delayed-Draw Term Loan bear interest at a variable rate, and mature on January 17, 2029. TXNM drew the full amount available under the TXNM 2026 Delayed-Draw Term Loan on July 22, 2026, and used such amount to fully repay the $400.0 million previously received under the May 2025 Stock Purchase Agreement in connection with unwinding the transaction as a result of the NMPRC’s Final Order issued in the show cause matter (Note 12). On September 4, 2026, with proceeds received from the sale of the 2026 Shares, and notes issued under the TXNM Commercial Paper Program, TXNM repaid the TXNM 2026 Delayed-Draw Term Loan.

On July 21, 2026, PNM entered into the PNM 2026 Term Loan, among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2026 Term Loan to repay borrowings under the PNM 2025 Term Loan which matured on July 21, 2026.

On August 19, 2026, PNM entered into the PNM August 2026 Note Purchase Agreement for the sale and issuance of $200.0 million aggregate principal amount of the PNM August 2026 SUNs. PNM issued $115.0 million at 5.44%, due August 31, 2029, $50.0 million at 5.82%, due August 31, 2034, and $35.0 million at 6.12%, due August 31, 2038. PNM used the proceeds from the PNM August 2026 SUNs to repay existing indebtedness, to fund capital expenditures, and for other corporate purposes.

On August 19, 2026, TNMP entered into the TNMP August 2026 Bond Purchase Agreement for the sale and issuance of $150.0 million aggregate principal amount of the TNMP August 2026 Bonds. TNMP issued $75.0 million of the TNMP August 2026 Bonds at 5.23%, due September 1, 2031 and $75.0 million of the TNMP August 2026 Bonds at 5.46%, due September 1, 2033. TNMP used the proceeds to repay existing indebtedness, to fund capital expenditures, and for other corporate purposes.

At December 31, 2025, PNM had $100.3 million outstanding under the PNM 2021 Fixed Rate PCRBs that were subject to mandatory tender on October 1, 2026. On October 1, 2026, PNM successfully remarketed the PNM 2021 Fixed Rate PCRBs to new investors as the PNM 2026 PCRBs at 4.125%. The PNM 2026 PCRBs are subject to mandatory tender on October 1, 2030.

Capital Requirements

TXNM’s total capital requirements consist of construction expenditures and cash dividend requirements for TXNM common stock and PNM preferred stock.

Key activities in TXNM’s current construction program include:

•Investing in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2026, are:

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

During the nine months ended September 30, 2026, TXNM met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements, equity issuance, and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $3.8 million and $3.9 million in scheduled principal payments due for the ETBC I Securitized Bonds in February and August 2027. PNM also has $120.0 million under the PNM November 2025 Term Loan due in May 2027. See Note 7 of the Notes to Consolidated Financial Statements in the 2025 Annual Reports on Form 10-K and Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$220.0	$—	$220.0
PNM New Mexico Credit Facility	40.0	40.0	40.0	40.0
Commercial Paper Notes	—	37.0	—	111.0
TNMP:
TNMP Revolving Credit Facility	—	130.0	—	130.0
Commercial Paper Notes	—	77.0	—	106.9
TXNM:
TXNM Revolving Credit Facility	—	222.0	—	222.0
Commercial Paper Notes	—	187.1	—	187.1

At September 30, 2026, the weighted average interest rates on borrowings outstanding were 5.25% for the PNM New Mexico Credit Facility, 4.18% for the PNM Commercial Paper Notes, and 4.41% for the TXNM Commercial Paper Notes. There were no borrowings outstanding under the PNM Revolving Credit Facility, the TNMP Revolving Credit Facility, or the TXNM Revolving Credit Facility as of September 30, 2026. Likewise, there were no Notes outstanding under the TNMP Commercial Paper Program as of September 30, 2026.

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

As of October 23, 2026, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of October 23, 2026, is as follows:

	PNM	TNMP	TXNM Separate	TXNM
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$300.0	$300.0	$1,000.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	300.0	300.0	1,040.0

Amounts outstanding as of October 23, 2026:
Commercial Paper Program	26.0	31.2	182.7	239.9
Revolving Credit Facility	—	—	—	—
PNM New Mexico Credit Facility	40.0	—	—	40.0
Letters of credit	—	—	2.7	2.7
Total short-term debt and letters of credit	66.0	31.2	185.4	282.6

Remaining availability as of October 23, 2026	$374.0	$268.8	$114.6	$757.4
Invested cash as of October 23, 2026	$—	$—	$1.0	$1.0

In addition to the above, TXNM has $20.2 million of letters of credit issued. The above table excludes intercompany debt. As of October 23, 2026, neither PNM nor TNMP had any borrowings outstanding from TXNM under their respective intercompany loan agreements. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

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

Capital Structure

The capitalization tables below include the current maturities of long-term debt but does not include short-term debt or lease obligations as debt.

	September 30, 2026	December 31, 2025
TXNM
TXNM common equity	38.7%	38.5%
Preferred stock of subsidiary	0.1	0.2
Long-term debt [1]	61.2	61.3
Total capitalization	100.0%	100.0%
PNM
PNM common equity	46.5%	45.5%
Preferred stock	0.2	0.2
Long-term debt	53.3	54.3
Total capitalization	100.0%	100.0%
TNMP
Common equity	50.6%	51.0%
Long-term debt	49.4	49.0
Total capitalization	100.0%	100.0%
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

As of September 30, 2026, approximately 24% of PNM’s generating capacity, including resources owned, leased, or under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

PNM has several programs underway to reduce or offset GHG emissions from its generation resource portfolio, thereby reducing its exposure to climate change regulation. The shutdown of SJGS resulted in a reduction of GHG emissions for the entire station allowing PNM to attain GHG emissions reductions goals set forth by the ETA, discussed below.
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of September 30, 2026, have a total net generation capacity of 3,427 MW. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resource plans have a generation capacity of 1,300 MW. This includes approximately 262 MW of capacity under the Community Solar Act which will provide customers an additional option of accessing solar energy. PNM will continue to seek approval to procure renewable resources as needed to meet forecasted peak load requirements to serve its customers and New Mexico’s RPS and carbon-free resource requirements, while balancing the impact to customers’ electricity costs.

PNM also has a customer distributed solar generation program that represented 409.6 MW at September 30, 2026. PNM’s distributed solar programs will generate an estimated 819.2 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs were an estimated 9,008 GWh of electricity through 2025. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 12,900 GWh of electricity savings, which will avoid approximately 220,000 tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

PNM’s service areas occasionally experience periodic high winds and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and other extreme weather conditions. In addition to potentially causing physical damage to Company-owned facilities, which disrupts the ability to transmit and/or distribute energy, weather and other events of nature can temporarily reduce customers’ usage and demand for energy. In addition, other events influenced by climate change, such as wildfires, could disrupt Company operations or result in third-party claims against the Company. PNM has enhanced its wildfire prevention efforts and maintains a wildfire mitigation plan and a public safety power shutoff plan. TNMP has also developed and filed a wildfire mitigation plan with the PUCT. However, both PNM and TNMP remain at risk for wildfires outside of their control and the resulting damages in their service areas.

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

EPA also determined that its finding of endangerment requires it to issue performance standards under CAA Section 111 to regulate GHG emissions from new and existing stationary sources, including fossil fuel fired EGUs. Accordingly, in 2015, EPA issued Carbon Pollution Standards for new, modified, and reconstructed power plants (under CAA Section 111(b)) and the Clean Power Plan for existing power plants (under CAA Section 111(d)).

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

Numerous parties sought review by the U.S. Supreme Court, and on June 30, 2022, the Court held that the “generation shifting” approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether CAA Section 111 only authorizes EPA to require measures that can be implemented entirely within the fence line at an individual source. Of broader significance in administrative law, the Court’s opinion expressly invoked the major questions doctrine, which requires rules involving issues of “vast economic or political significance,” to be supported by clear statutory authorization. In cases where there is no clear statement of authority, courts need not defer to the agency’s statutory interpretation on “major questions.” The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agency’s authority may be limited based upon similar reasoning.

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that reconsideration of the rule has concluded.

In 2024, EPA published in the Federal Register proposed regulatory actions under CAA Sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule and finalized the rules on May 9, 2024. The final rules include revised new source performance standards under CAA Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under CAA Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term), natural gas co-firing (medium-term), or exempt from the rule via early retirement. The standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups, and some power companies and labor unions have filed challenges to the rule at the DC Circuit.

On January 20, 2025, President Trump signed an executive order entitled “Unleashing American Energy” directing all agencies, including EPA, to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. The order also disbands the Interagency Working Group on the Social Cost of Greenhouse Gases, eliminates the “social cost of carbon” from consideration in any Federal permitting or regulatory decision, and expressly directs EPA to submit joint recommendations on the legality and continuing applicability of the 2009 endangerment finding for greenhouse gases. On June 17, 2025, EPA published a proposed rule in the Federal Register with two alternatives to repeal or revise the GHG emission standards for EGUs. EPA primarily proposed to find that GHG emissions from fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of CAA Section 111, which would preclude EPA from regulating GHG emissions from those plants. As a result, EPA proposed to repeal all GHG standards for the power sector promulgated under CAA Section 111 in both 2015 and 2024. EPA also proposed in the alternative to find that CCS is not adequately demonstrated, and that neither CCS nor gas co-firing are the best system of emission reduction for GHG emissions from power plants, which findings also support repeal of those specific requirements from the rules adopted in 2024. Comments were due by September 15, 2025.

On September 14, 2026, EPA published a notice of its decision to finalize the alternative proposal to partially repeal the 2024 standards, including the CCS-based standards and all of the standards for existing steam generating units. That final rule is expected to be effective on November 16, 2026, and it has been challenged by numerous parties in the DC Circuit. At the same time EPA issued the notice of a final partial repeal of the 2024 standards, EPA also issued a supplemental proposal on the subject of whether EPA may regulate GHG emissions from the power sector under CAA Section 111 at all, similar to the primary proposal issued in 2025 but under a different legal theory focused on whether the emissions constitute “air pollution” anticipated to “endanger human health and welfare.” Comments on that supplemental proposal are due on November 2, 2026. If finalized as proposed, the supplemental proposal would result in the repeal of all of the remaining GHG standards from EPA’s 2015 and 2024 rulemakings, including the efficiency standards for natural gas-fired combustion turbines and the partial CCS requirements for new steam generating units.

On August 1, 2025, EPA published a proposal to rescind its 2009 final rule commonly known as the Endangerment Finding. In the Endangerment Finding, EPA found that current and projected atmospheric concentrations of the well-mixed combination of six GHGs threaten public health and welfare, and that the combined emissions of these GHGs from new motor vehicles and engines contribute to the GHG pollution that threatens public health and welfare. On February 12, 2026, the final rule was finalized as proposed, repealing all GHG emission standards for certain vehicles and engines promulgated on the basis of the Endangerment Finding. While the Endangerment Finding did not directly impose any requirements on EGUs, EPA has cited the Endangerment Finding as a basis for its authority to regulate GHG emissions from EGUs under CAA Section 111, and EPA has identified that reliance on the Endangerment Finding as a basis for its supplemental proposal to find that CAA Section 111 does not authorize EPA to regulate GHG emissions from the power sector.

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

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the evolving nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  PNM’s 2023 filing has a continued focus on a carbon-free energy system by 2040. The plan highlights the need for the significant sustained addition of resources over the next two decades, replacing retiring or expiring capacity, meeting concurrent load growth, while reducing the carbon intensity of PNM’s portfolio. On September 1, 2026, PNM filed its 2026 IRP with the NMPRC, covering the 2026-2045 planning period.

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

The ETA has a significant impact on PNM’s future generation portfolio. In 2022, in compliance with the ETA, the NMED announced a new rulemaking, Carbon Dioxide Emission Standards for Electric Generating Facilities, to develop carbon emission standards for new and existing electric coal-fired generating facilities. In 2022, the rule was passed which adopts new carbon emission standards for new and existing coal-fired power plants. In compliance with the ETA, PNM has filed all required annual reports since March of 2026.

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

As of September 30, 2026, there have been no significant changes with regard to the critical accounting policies disclosed in TXNM’s, PNM’s, and TNMP’s 2025 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

Commodity Risk

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2026, and the year ended December 31, 2025, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts that met the definition of a derivative were recorded at fair value on the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, Zero and $3.2 million of fair value losses from mark-to-market commodity derivative instruments were recorded as a Regulatory asset and for the nine months ended September 30, 2026 and 2025, respectively, there were no impact to PNM’s net earnings.

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

Schedule of Credit Risk Exposure
September 30, 2026
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,934,785	1	$2,974,797
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	470,137	—	—
Non-investment grade	—	—	—
Total	$4,404,922		$2,974,797

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.
(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. G    ross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At September 30, 2026, TXNM held no cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2026, was $3.0 million. Other investments have no significant counterparty credit risk.

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

At October 23, 2026, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
TXNM Commercial Paper	4.38%	182,700	$300,000
PNM Commercial Paper	4.10	26,000	400,000
PNM New Mexico Credit Facility	5.25	40,000	40,000
TNMP Commercial Paper	4.17	31,200	300,000
		$279,900	$1,040,000
Long-term Debt:
PNM 2026 Term Loan	4.83%	$195,000
PNM November 2025 Term Loan	4.87	120,000
		$315,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $500.2 million at September 30, 2026, of which 7.8% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2026, the decrease in the fair value of the fixed-rate securities would be 0.36%, or $0.2 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2026. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 90% of the securities held by the trusts as of September 30, 2026. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $45.1 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting.
PART II. OTHER INFORMATION

None

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for TXNM, PNM, and TNMP, incorporated in this item by reference.
Note 11

•TXNM – Merger Related Litigation

Note 12

•TXNM – Merger Related Regulatory Applications
•PNM – Integrated Resource Plans
•PNM – Grid Modernization Plan
•PNM – Transportation Electrification Program
•TNMP – Unified Tracker Mechanism

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in TXNM’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2025.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2026, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

1.1	TXNM
Underwriting Agreement, dated August 31, 2026, between TXNM Energy, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to TXNM’s Current Report on Form 8-K filed September 2, 2026)

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
Twenty-Eighth Supplemental Indenture, dated as of August 19, 2026, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed August 19, 2026)

10.1	TXNM	First Amendment dated September 29, 2026 to TXNM 2026 Officer Annual Incentive Plan

10.2	TXNM	First Amendment dated September 29, 2026 to TXNM 2026 Long-Term Incentive Plan

10.3	TXNM	Second Amendment dated September 29, 2026 to TXNM 2025 Long-Term Incentive Plan

10.4	TXNM	Fifth Amendment dated September 29, 2026 to TXNM 2024 Long-Term Incentive Plan

10.5	PNM
Note Purchase Agreement, dated August 19, 2026, between Public Service Company of New Mexico and the purchasers named therein (incorporated by reference to Exhibit 10.1 to PNM’s Current Report on Form 8-K filed August 19, 2026)

10.6	TNMP
Bond Purchase Agreement, dated August 19, 2026, between Texas-New Mexico Power Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to TNMP’s Current Report on Form 8-K filed August 19, 2026)

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

TXNM ENERGY, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	October 30, 2026	/s/ Gerald R. Bischoff
Gerald R. Bischoff
Vice President and Corporate Controller
(Officer duly authorized to sign this report)